Form 10-Q
period 1996-03-31
SANCTUARY WOODS MULTIMEDIA CORP
filed 1996-06-19
CIK 900748

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)
[   ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                               OR

[ X ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 1996 to March 31, 1996

                Commission file number:  0-21510

             Sanctuary Woods Multimedia Corporation
     (Exact name of registrant as specified in its charter)

     British Columbia, Canada      75-2444-109
     State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization Identification No.)

     1825 South Grant Street
     San Mateo, California         94402
     (Address of principal executive offices)     (Zip Code)

                         (415) 286-6000
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The number of Common Shares of the registrant outstanding as of June 14, 1996 was 22,708,580.*

Except where the context otherwise requires, as used herein, the term "Company" means Sanctuary Woods Multimedia Corporation and its subsidiaries.

_______________________________
* Does not include 4,000,000 voting Performance Shares which are held in escrow.

PART I - Financial Information

     ITEM 1  - Condensed Consolidated Financial Statements
     (unaudited)                                                  3

          Condensed consolidated balance sheets -
            March 31, 1996 and December 31, 1995                  3

          Condensed consolidated statement of operations -
            three months ended March 31, 1996 and 1995            4

          Condensed consolidated statement of cash flows -
            three months ended March 31, 1996 and 1995            5

          Notes to condensed consolidated financial
          statements                                              6

     ITEM 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations         11

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                  21

     Item 6.  Exhibits and Reports on Form 8-K                   21

     Signatures                                                  22

                   SANCTUARY WOODS MULTIMEDIA CORPORATION

                   Condensed Consolidated Balance Sheets
                As of March 31, 1996 and December 31, 1995
                               (unaudited)

                                                     March 31,    December 31,
                                                        1996         1995

ASSETS

CURRENT ASSETS:
  Cash                                               $    8,455   $   11,484
  Accounts receivable                                   800,701    1,308,603
  Inventories                                         1,384,840    1,977,858
  Deferred royalties                                    127,000       80,000
  Prepaid expenses                                      294,203      662,179
                                                     ----------   ----------

          Total current assets                        2,615,199    4,040,124

PROPERTY AND EQUIPMENT                                1,834,266    2,367,589

DEFERRED ROYALTIES                                      134,000      181,000

LICENSES AND OTHER INTANGIBLES                           10,396        9,921
                                                     ----------   ----------
TOTAL ASSETS                                         $4,593,861   $6,598,634
                                                     ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Bank line of credit                                $2,226,781   $1,800,000
  Notes payable                                       1,563,666            -
  Accounts payable                                    3,087,886    2,486,497
  Accrued expenses                                    1,395,359    1,557,648
  Royalty obligations                                   611,905      480,884
  Current portion of capital lease obligations           28,715       29,626
                                                     ----------   ----------

           Total current liabilities                  8,914,312    6,354,655

LONG-TERM ROYALTY OBLIGATIONS                           534,000      581,000
CAPITAL LEASE OBLIGATIONS                                13,781       20,359
                                                     ----------   ----------
           Total liabilities                          9,462,093    6,956,014
                                                     ----------   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Authorized, 100,000,000 common shares,
    no par value; issued and outstanding,
    22,158,580 at March 31, 1996, and
    22,153,580 at December 31, 1995                  31,763,839   31,754,188
  Accumulated deficit                               (35,874,113) (31,359,942)
  Accumulated translation adjustments                  (757,958)    (751,626)
                                                    ------------ ------------
           Total stockholders' equity (deficit)      (4,868,232)    (357,380)
                                                    ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $4,593,861   $6,598,634
                                                    ============ ============
See notes to consolidated financial statements.

           SANCTUARY WOODS MULTIMEDIA CORPORATION

       Condensed Consolidated Statements of Operations
         Three Months Ended March 31, 1996 and 1995
                         (unaudited)

                                   1996           1995


SALES:
  Consumer titles              $    931,805  $  1,302,125
  Publisher services                  5,807       202,990
                                -----------   -----------
    Total sales                     937,612     1,505,115
                                -----------   -----------
COST OF SALES:
  Consumer titles                   759,288       501,696
  Technology amortization                 0        80,308
  Publisher services                164,922       145,173
                                -----------   -----------
    Total cost of sales             924,210       727,177
                                -----------   -----------

GROSS MARGIN                         13,402       777,938
                                -----------   -----------
OPERATING EXPENSES:
  Research and development        1,261,391     1,008,334
  Marketing and sales             1,789,866     1,737,749
  Administration                  1,196,553       719,049
  Depreciation                      210,932       211,449
                                -----------   -----------
    Total operating expenses      4,458,742     3,676,581
                                -----------   -----------

LOSS BEFORE OTHER INCOME
  (EXPENSE)                     (4,445,340)   (2,898,643)
                                -----------   -----------

OTHER INCOME (EXPENSE)
  Foreign exchange gain (loss)        (203)      (10,833)
  Interest expense and other       (68,628)        12,484
                                -----------   -----------
    Total other income (expense)   (68,831)         1,651
                                -----------   -----------

NET LOSS                       $(4,514,171)  $(2,896,992)
                               ============  ============

NET LOSS PER SHARE                  ($0.25)       ($0.18)
                               ============  ============

SHARES USED IN COMPUTATION       18,158,085    15,739,957
                               ============  ============


See notes to consolidated financial statements.

             SANCTUARY WOODS MULTIMEDIA CORPORATION

          Condensed Consolidated Statement of Cash Flows
            Three Months Ended March 31, 1996 and 1995
                          (unaudited)

                                                  1996         1995


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $ (4,514,171) $ (2,896,992)

    Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization               211,457       356,622
      Stock option compensation                    12,381             -
    Loss on disposals of assets                   401,658             -
    Changes in assets and liabilities:
      Accounts receivable                         507,902     1,018,926
      Inventories                                 593,018       (80,748)
      Deferred royalties and prepaid expenses     451,997      (333,220)
      Licenses and other intangibles               (1,000)      (57,477)
      Accounts payable                            601,389      (623,330)
      Accrued expenses                           (162,289)       73,357
                                            -------------- -------------
      Net cash used in operating             (1,897,658)     (2,542,862)
                                            -------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment              (79,267)     (272,123)
                                            -------------- -------------
      Net cash used in investing activities     (79,267)       (272,123)
                                            -------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock-net of issue costs      (2,730)      214,106
  Net borrowings on bank line of credit           426,781       200,000
  Proceeds from issuance of notes payable       1,556,177             -
                                            -------------- -------------
      Net cash provided by financing activities 1,980,228       414,106
                                            -------------- -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH            (6,332)            -
                                            -------------- -------------
NET INCREASE (DECREASE) IN CASH                    (3,029)   (2,400,879)

CASH, BEGINNING OF PERIOD                          11,484     2,669,431
                                            -------------- -------------
CASH, END OF PERIOD                          $      8,455  $    268,552
                                            ============== =============
CASH PAID DURING THE PERIOD FOR:
    Interest                                 $     57,985  $     73,972
    Income taxes                                        -         1,600

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995

1. NATURE OF OPERATIONS AND CHANGE IN FISCAL YEAR-END

   Sanctuary Woods Multimedia Corporation and its subsidiaries (the "Company") currently develop, market and distribute interactive multimedia software products
   ("consumer titles") targeted at the childrens' education market. Products are sold primarily through distributors into retail outlets. Sales are also generated directly to schools, hardware and equipment manufacturers, and to distributors internationally.
   Prior to 1996, the Company published interactive entertainment products and provided interactive multimedia services to trade and textbook publishers.

   In 1996, the Board of Directors of the Company determined that it would be in the best interests of the Company and its shareholders to change the Company's fiscal year from one ending on December 31 to one ending
   March 31 and accordingly, the Company adopted a March 31 year-end beginnning on April 1, 1996. Accordingly, the accompanying statements of operations and cash flows include the transition fiscal period for the three months from January 1, 1996 to March 31, 1996.

   The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles
   ("GAAP") for interim financial statements and include all adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K/A-1 and A-2 as filed on April 15, 1996 and April 29, 1996, for the year ended December 31, 1995.
   Results of operations for interim periods are not necessarily indicative of results for the full year.

2. GOING CONCERN UNCERTAINTY

   1996 Net Loss

   The net loss for the Transition Quarter ended March 31, 1996 was ($4,514,171) compared to a net loss of ($2,896,992) for the quarter ended March 31, 1995. Net cash used by operating activities was ($1,897,658) for the quarter ended March 1996 as compared to ($2,542,862) for the same quarter one year ago. At March 31, 1996 the Company had $8,455 in cash and bank borrowings and notes payable totalling $3,790,447.

   Beginning in 1996, the Company commenced plans to reorganize its operations as outlined below. A major part of that reorganization involved ceasing publication of new entertainment titles and eliminating the Publishers Services Division. Costs incurred from reorganization, including severance, site closure and consolidation, significantly contributed to the net loss for the quarter ended March 31, 1996. The amount of these expenses included the following:

      Closure of Publisher Services Operation     $  437,000
      Severance Expenses                             210,000
      Consolidation of Facilites & Related Items     358,000
           Total                                  $1,005,000

   Additional contributing factors to the loss for the quarter were charges taken against accounts receivable and inventories. These charges (mostly for entertainment titles) stem from a review of current product inventories in the distribution channel and the price relief required to sell them through to the consumer and an evalution of the salability of inventories on hand.
   These charges, totalling $640,000, were as follows:

      Product Returns                             $ 175,000
      Channel Price Reductions                      215,000
      Inventory Obsolescense                        250,000
             Total                                $ 640,000

   Since January 1996, the Company has experienced severe liquidity problems. The Company has had difficulty in generating sufficient cash flows to meet its obligations and sustain its operations. This cash shortage has effected the Company's ability to sell its products and generate additional revenue. Management believes that the Company will need to raise significant capital through debt or equity financing to sustain itself and fund its Fiscal 1997 operations. If the Company is unable to successfully obtain such funding, management feels that the Company may be forced to cease operations.

   1996 Actions

   During 1996, the Company formulated plans and instituted measures to improve operations and cash flows and to enable the Company to continue its operations.
   Specific items accomplished through June 14, 1996 include the following:

   - Appointment of a new Chief Executive Officer, a new
     Vice President of Sales, a new Controller, Vice President of
     Marketing, and promotion of the Vice President of the Education Studio to Senior Vice President.

   - Reduction of head count from 148 employees at December
     31, 1995 to 45 at June 14, 1996, and elimination of many part-time, temporary and contract positions.

   - Elimination of its Publishers Services Division.

   - Sale of substantially all of the fixed assets of its Entertainment Division, including its Victoria Studio in May 1996, for approximately $1.9 million, $500,000 of which was used to reduce bank borrowings. The resulting gain on the sale of the studio, which will be recorded in the quarter ending June 30, 1996, totaled approximately $860,000.

   - A 10% reduction in senior management salaries.

   - Termination of all software development projects through outside developers.

   - The hiring of Strategic Marketing Partners to represent the Company's product line in the retail channel.

   Private Placement

   In March 1996, a private placement of $1,500,000 of 10% convertible notes due in August 1996, were issued, including $50,000 of notes to the Company's President and Chief Executive Officer, and $50,000 of notes to the Company's Senior Vice President. In June 1996,
   $1,500,000 of these notes were converted into 3,000,000 shares of common stock which are subject to certain registration rights. The Company waived the requirement that conversion of $500,000 of the notes be subject to shareholder approval. In addition, certain of the convertible note holders have exercised warrants to purchase 1,500,000 of the 1,875,000 shares of common stock subject to certain registration rights covered by warrants issued in connection with the issuance of the notes at an exercise price of $.50 per share. As a result, the Company received $750,000 in cash proceeds in May and June 1996.

   Bank Line of Credit

   As a result of the significant losses discussed above, the Company was in violation of certain covenants of its bank line of credit prior to March 31, 1996 and thereafter. In addition, the Company has borrowed in excess of the amounts allowed under the bank credit agreement. On April 2, 1996 the bank extended the maturity date of the line until May 15, 1996 and amended its agreement with the Company as outlined in the 1995
   Form 10-K/A. On May 15, 1996, the bank agreed to further extend the line of credit and further amend the agreement as follows:

   - The maturity date was extended to December 31, 1996.

   - The line of credit was set at a maximum of $1,000,000 effective upon reduction of outstanding borrowings to that level by June 30, 1996.

   - Existing covenant violations were waived and revised covenants were established requiring minimum levels of profitability and net worth and certain debt to equity ratios. The Company will need to increase its net worth significantly in order to meet the covenant at June 30, 1996.

   - The bank is applying 50% of all accounts receivable collections to outstanding indebebtedness while the borrowing base is in an over-advanced condition or until further notice by the bank.

   - The Company agreed to pay the bank $50,000 in fees and has issued warrants to purchase an additional 200,000 shares at $.5625 per share. The warrants expire in five years. However, warrants to purchase 100,000 shares will be cancelled if the Company obtains $3,000,000 in additional capital prior to June 30, 1996. The Company expects to record in fiscal 1997 an expense of approximately $50,000 in connection with all warrants issued.

   Current Status and Management's Plans

   At June 14, 1996, the Company had cash of $290,000 and total bank borrowings of $1,191,000. Of the total bank borrowings, $191,000 is due by June 30, 1996, with the remaining balance payable in full by December 31, 1996.

   The Company is actively pursuing various sources of additional debt, equity and strategic investor funding including business combinations and strategic relationships that may enhance its ability to develop, publish and/or distribute its products. The Company is also attempting to sell or license the rights to its entertainment product catalog and certain entertainment products. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company. If the Company is unable to successfully obtain such funding, management believes that the Company may be forced to cease operations.

   Going Concern Uncertainty Conclusion

   The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The matters discussed above, among others, may indicate that the Company will be unable to continue as a going concern.

   The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern. The
   Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its bank line of credit, to obtain additional financing, and ultimately to sustain successful operations.

3. ACCOUNTS RECEIVABLE

   The Company allows customers to exchange and/or return products, or in order to promote their sell-through and limit product returns, will provide "price protection."
   In addition, the Company's products are sold with a ninety-day warranty against defects. The Company has recorded reserves for such sales returns and allowances and price protection based on historical experience and management's current estimates of potential returns and necessary price protection.

   Accounts receivable consist of:

                                       March 31     December 31
                                          1996          1995


   Accounts receivable - trade         $ 4,814,104  $ 6,936,840
   Less:
     Allowance for doubtful accounts      (207,352)    (200,000)
     Sales returns and allowances       (3,806,051)  (5,428,237)
                                       ------------ ------------
   Total                               $  800,701   $ 1,308,603
                                       ============ ============

4. INVENTORIES

   Inventories consisted of:

                                       March 31,     December 31,
                                         1996            1995


   Finished goods                      $ 1,967,558   $ 2,532,033
   Raw materials                           866,957       963,825
                                       -----------   -----------
                                         2,834,515     3,495,858
   Less allowance for obsolete, slow-
   moving and non-salable inventory     (1,449,675)   (1,518,000)
                                       ------------  ------------
   Inventories, net                    $ 1,384,840   $ 1,977,858
                                       ============  ============


   Inventory write-downs in the transition quarter totalled
   $250,000 (see note 2).

5. COMMITMENTS AND CONTINGENCIES

   Legal Proceedings

   The lawsuit Quadra Interactive v Presto Studios,
   Sanctuary Woods, et al. was settled as of May 24, 1996, and the entire case was dismissed with prejudice.
   Sanctuary Woods received a full release of all claims and made no payment to settle the case.

   Sanctuary Woods was recently sued by Starpak, Inc. in the district court for the state of Colorado. Starpak's complaint alleges breach of contract, and claims damages in the amount of $103,092.65 plus fees, interest and costs. Starpak was engaged by Sanctuary Woods to provide high quality technical support, customer service, and product fulfillment services to Sanctuary
   Woods' customers; however it is Sanctuary Woods contention that Starpak failed to do so. Sanctuary
   Woods has removed the case to the United States District
   Court for the District of Colorado. Sanctuary Woods denies any liability for this claim, and has counterclaimed against Starpak stating causes of action for breach of fiduciary duty, fraud and deceit, negligent misrepresentation, conversion, breach of contract, breach of the implied covenant of fair dealing, interference with contractual relations, interference with prospective economic advantage and declaratory relief. The case is in a very early stage of litigation. At this time, management believes that the ultimate outcome of the case will not have a material adverse impact on the Company's financial statements or results of operations taken as a whole.

6. PERFORMANCE SHARES

   In October 1991, in connection with the sale of
   1,800,000 common shares to the Company's founders and
   principal stockholders, the Company issued 4,000,000
   common "performance" shares (the "Performance Shares")
   at CDN $0.01 per share to certain of these individuals.
   These Performance Shares were issued pursuant to Local
   Policy #3-07 of the British Columbia Securities
   Commission ("BCSC") and policy 19 of the Vancouver Stock
   Exchange, which provide the guidelines for the issuance
   of performance shares.  Approximately 1,200,000 of these
   shares have been transferred to certain members of the
   current management of the Company.  The Performance
   Shares are held in escrow to be released as the Company
   achieves positive operating cash flow on an annual basis
   as defined by the BCSC ("BCSC Operating Cash Flow").
   The holders of Performance Shares will be entitled to a
   pro rata release from escrow on the basis of one share
   for every CDN $0.653 of positive BCSC Operating Cash
   Flow, subject to approval by the BCSC and the Vancouver
   Stock Exchange.  Performance Shares are permitted to be
   released from escrow on an annual basis, and all of the
   Performance Shares will be released once CDN $2,612,000
   of positive BCSC Operating Cash Flow has been generated
   by the Company.  The Company may pursue an early release
   of all or a large portion of the Performance Shares from
   escrow.  Such an early release would reduce a source of
   continuing uncertainty surrounding the Company's
   financial statements, but could also result in a similar
   expense in the quarter in which the release is made.
   Through March 31, 1996, no Performance Shares have been
   earned or released.
                              10

   The Company will be required to recognize as compensation expense an amount equal to the difference between the CDN $0.01 per share originally paid for the Performance Shares and the market price of its common stock at the time such Performance Shares or pro rata portion thereof are released. Such pro rata or full expense recognition will occur prior to the pro rata or full release from escrow of the Performance Shares. If and when such expense recognition criteria are achieved, based on the closing price of the Company's common stock at June 14, 1996, of $1.06 per share (for example purposes only), the aggregate compensation expense that would be recognized as a result would be approximately
   $4,200,000. Any compensation expense recognized related to the Performance Shares will be a noncash charge against income and will have no net impact on total stockholders' equity (deficit).

   If and when the Performance Shares are released, the number of shares used to calculate net income (loss) per share will increase by the number of Performance Shares released.

ITEM 2

Management's Discussion and Analysis of Financial Condition
      and
Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in item 1 of this Quarterly Report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K/A-1 and A-2 for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

The following description of the Company's business in this Item and other Items in this Report contains forward looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected, as a result of risk factors discussed in this section, and in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's report on Form 10-K/A-1 and A-2.

Overview and Recent Developments.

On May 6, 1996, the Company changed its fiscal year end to March 31. Thus, this is a transition report for the period
January 1, 1996 through March 31, 1996 (the "Transition
Quarter").

During the Transition Quarter, the Company was engaged in an extensive reorganization of its operations. These reorganizational efforts are discussed in detail in the Company's Report on Form 10-K/A-1 and A-2 on file with the Securities and Exchange Commission, and the reader is directed to this report for a more extensive description of the reorganizational changes. Of particular note, during and subsequent to the Transition Quarter, were the following developments:
   - Appointment of a new Chief Executive Officer, a new
     Vice President of Sales and a new Controller, a new Vice President of Marketing, and the promotion of the Vice President of the Education division to Senior Vice President.

   - Reduction of head count from 148 employees at December
     31, 1995 to 45 employees currently, and elimination of many part-time, temporary and contract positions.

   - Elimination of its Publishers Services Division.

   - Sale of substantially all of the fixed assets of its Entertainment Division, including its Victoria Studio in May 1996, for approximately $1.9 million, $500,000 of which was used to reduce bank borrowings. The resulting gain on the sale of the studio, which will be recorded in the quarter ending June 30, 1996, totaled approximately $860,000.

   - A 10% reduction in senior management salaries.

   - Termination of all software development projects through third party developers.

   - Extension of its Bank Line of Credit (see discussion below).

   - In March 1996, $1,500,000 of 10% convertible notes were issued in a private placement, including $50,000 of notes to the Company's President and Chief Executive Officer, and $50,000 of notes to the Company's Senior Vice President. In June 1996, $1,500,000 of these notes were converted into 3,000,000 shares of common stock which are subject to certain registration rights. The Company waived the requirement that conversion of $500,000 of the notes be subject to shareholder approval. In addition, certain of the convertible note holders have exercised warrants to purchase 1,500,000 of the 1,875,000 shares of common stock subject to certain registration rights covered by warrants issued in connection with the issuance of the notes at an exercise price of $.50 per share for total proceeds of $750,000.

   - The hiring of Strategic Marketing Partners to represent the Company's product line to the retail channel.

Under the direction of President and CEO Charlotte Walker, the Company has now focused on the development and publishing of its children's curriculum-based educational software products. The Company develops these products in its San Mateo, California, and Toronto, Canada offices. During the month of May 1996, the Company completed the development of four new products: Major League Math, Franklin Learns Math, How Do You Spell Adventure?, and Orion Burger. The Company has begun the marketing and sale of the three educational products and is presently negotiating to license the publishing rights of Orion Burger to a third party publisher.

Going Concern Uncertainty.

The accompanying unaudited condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The matters discussed herein, among others, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The
Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its bank line of credit, to obtain additional financing or refinancing, and ultimately to attain successful operations. To date the Company has not been able to generate sufficient cash flow from operations to cover its expenses, and the Company has been substantially dependent on equity financing as a method of financing its operations. There can be no assurance that such financing will be available to the Company at all, or on terms that are favorable to the Company and its shareholders.
Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain its operations.

Because of the possible material effects of this going concern uncertainty, the independent auditors were unable to express, and did not express, an opinion on the Company's
1995 consolidated financial statements.

Liquidity and Capital Resources.

At June 14, 1996, the Company had cash of $290,000. Of the total bank borrowings of $1,191,000 outstanding at June 14, $191,000 is due by June 30, 1996 with the remaining balance payable in full by December 31, 1996. No additional bank borrowings are currently available. Management continues to explore a number of options, including equity and debt financing, to improve its capital resources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders. If the Company is unable to successfully obtain such funding, management believes that the Company may be forced to cease operations.

As a result of the significant losses discussed above, the Company was in violation of certain covenants of its bank line of credit at March 31, 1996 and thereafter. In addition, the Company has borrowed in excess of the amounts allowed under the bank credit agreement. In April 1996, and subsequently through a further amendment in May, 1996, the bank agreed to amend the bank line of credit as follows:

   - The maturity date was extended to December 31, 1996.

   - The line of credit was set at a maximum of $1,000,000 effective upon reduction of outstanding borrowings to that level.

   - Existing covenant violations were waived, but no further borrowings are allowed until the Company complies with all covenants. The Company will need to increase its net worth significantly in order to meet the covenant at June 30, 1996.

   - The bank is applying 50% of all accounts receivable collections to outstanding indebtedness while the borrowing base is in an overadvanced condition or until further notice by the bank.

   - The Company agreed to pay the bank $50,000 in fees and has issued warrants to purchase 200,000 shares of common stock at $.50 per share and 200,000 shares at $.5625 per share. The warrants expire in five years although warrants to purchase 100,000 shares will be canceled if the Company obtains $3,000,000 in additional capital between May 15th and June 30, 1996.

During the Transition Quarter, the Company was hampered, and continues to be hampered, in its ability to develop, market and sell its products due to its lack of capital resources.
The Company's net loss for the Transition Quarter was $4,514,171. Cash used in operating activities for the Transition Quarter was $1,897,658.

In addition, subsequent to March 31, 1996, the Company issued warrants to purchase 285,000 shares of common stock to Strategic Marketing Partners pursuant to an agreement to represent the Company's products at the retail level in North America, and issued warrants to purchase 300,000 shares of common stock to a financial consultant to the Company.

Nasdaq Listing.

Subsequent to the Transition Quarter, it was determined that the Company no longer met the requirements for inclusion in the Nasdaq National Market System, because the Company failed to meet the continuing inclusion requirements for tangible net worth and minimum bid price. As of June 3, 1996, the Company's stock ceased trading on the National Market System, and began trading on the Nasdaq SmallCap Market. The Company is currently trading on the SmallCap market under an exception to the SmallCap initial inclusion requirements, and has been given until July 1, 1996 to meet these initial listing requirements. If the Company fails to meet these requirements, it will be delisted from the Nasdaq Stock Market. The Company's stock symbol has temporarily changed to "SWMFC"-the trailing "C" indicating that the stock is trading pursuant to an exception granted by Nasdaq.


Results of Operations, Transition Quarter January 1, 1996
through March 31, 1996, compared with first quarter of 1995
(January 1, 1995 through March 31, 1995).

Net Loss. The net loss for the Transition Quarter was ($4,514,171) compared to ($2,896,992) in the quarter ended
March 31, 1995. The increase in the net loss resulted from substantial severance costs and other costs related to the reorganization of the Company's operations, as well as the additional inventory reserves and write-offs noted above.
In particular, the Company recorded the following expenses in the Transition Quarter related to the reorganization of its operations:

     [S]                                            [C]
     Closure of Publisher Services Operation        $437,000
     Severance Expenses                             $210,000
     Consolidation of Facilities & Related Items    $358,000
                                                  ----------
                              Total               $1,005,000

Fixed salary and overhead costs, combined with lower sales revenues also contributed to this loss. The 4,000,000 performance shares are not included in the calculation of net loss per share (see note 6 to consolidated financial statements, and discussion of performance shares herein).

Net Revenues. Net revenues from consumer titles decreased to $931,805 in the Transition Quarter from $1,302,125 in the first quarter of 1995. The decrease is attributable to continued excess inventory levels of the Company's products at the distributor and retail level. This decrease also resulted from the Company's lack of resources to market and promote its titles, and to fund retail and distributor sales programs. In addition, as with the first quarter of 1995, the Company released no new products during the Transition Quarter.

Gross Margins. Cost of sales increased as a percentage of net consumer title revenues to 81% in the Transition Quarter from 38% for the quarter ended March 31, 1995. Cost of sales in the Transition Quarter reflects a charge of $250,000 for a write-down of product inventory to net realizable value. The Company's decision to take such additional reserves and write-downs reflects the Company's assessment of the salability of the products in its inventory, and the Company's decision to exit the entertainment publishing arena. The Company's inventory has grown as additional returns have been processed. The Company took no such reserve in the quarter ended March 31, 1995. Without this additional write-down and reserve charge, cost of sales as a percentage of net revenues from consumer titles would have been 54% in the Transition Quarter, versus 38% in the quarter ended March 31, 1995.
The high percentage in 1996 reflects liquidation sales of excess inventory, as well as a general decline in the price charged for the Company's products, the results of an increasingly competitive marketplace.

Research and Development Costs. Research and Development costs increased 25% to $1,261,391 in the Transition Quarter from $1,008,334 in the quarter ended March 31, 1995. This increase resulted from higher salaries and contract labor costs due to higher staffing levels at the beginning of the Transition Quarter compared to the quarter a year ago, along with higher costs for rent and facilities.

Marketing and Sales. Marketing and sales expenditures increased to $1,789,866 in the Transition Quarter from $1,737,749 in the quarter ended March 31, 1995. This increase includes charges totaling $486,206 related to the write-downs of certain assets for the entertainment marketing department and the closure of the Dallas office.
Without these changes, expenses for the Transition Quarter would have decreased. This decrease was due to the Company's lack of resources to spend capital on advertising and promotion, as well as a substantial decrease in salary expense, partially offset by higher contract labor expenses and higher travel and entertainment expenses.

Administrative Costs. Administrative expenses increased 66% to $1,196,553 in the Transition Quarter from $719,049 in the quarter ended March 31, 1995. Increased salary expense, and substantially increased accounting fees were primary components of this increase. The 1996 total also includes $150,000 in charges related to the consolidation of the San Mateo office.

As noted above, during and after the Transition Quarter, the Company reduced staff levels, divested both its Victoria and Dallas studios and terminated its lease on approximately half of the space in its San Mateo facility. The Company has also reduced expenses in a number of other areas. The Company therefore believes that the expense levels discussed above are not representative of the level of expenses the Company expects to incur going forward. Approximately $2.5 million of operating expenses in the Transition Quarter were associated with operations which have since been sold, shut-down or consolidated. This amount, in addition to the $640,000 in charges taken against accounts receivable and inventories (see note 2), represents over $3 million in expense related to curtailed operations. As of June 14, 1996, the Company had 45 full time employees and operated facilities in San Mateo, California and Toronto, Canada. These employees were employed in the following functions:

   [S]                                              [C]
   Product Development- Kids Products                18
   Marketing                                          4
   Sales, Customer Service and Technical Support     12
   General and Administrative                        11
                                                    ---
   Total                                             45

The Company expects to maintain its operations at this level in the near future. There can be no assurances, however, that the Company will be able to continue its operations at this level, or that the Company will be successful in operating at this level.

ADDITIONAL RISK FACTORS

There are numerous additional risks associated with the Company's on-going operations, including without limitation the following:

Continued Losses; Fluctuations in Operating Results; Seasonality. The Company has not been profitable on an annual basis in the last three years. The Company has experienced, and expects to continue to experience, significant fluctuations in operating results due to a variety of factors, including the size and rate of growth of the consumer software market, market acceptance of the Company's products and those of its competitors, development and promotional expenses relating to the introduction of new products or new versions of existing products, projected and actual changes in computing platforms, the timing and success of product introductions, product returns, changes in pricing policies by the Company and its competitors, difficulty in securing retail shelf space for the Company's products, the accuracy of retailers' forecasts of consumer demand, the timing of orders from major customers, order cancellations and delays in shipment. In response to competitive pressures, the Company may take certain pricing or marketing actions that could materially adversely affect the Company's business, operating results and financial condition. The Company may be required to pay fees in advance or to guarantee royalties, which may be substantial, or to obtain licenses to intellectual properties from third parties before such properties have been introduced or achieved market acceptance. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based in part on sales forecasts. If net sales do not meet the Company's expectations, the Company's business, operating results and financial condition could be materially adversely affected.

Possible Write-Offs from Product Returns, Price Protection; Bad Debts; Collections. The Company recognizes revenue in accordance with industry practice (net of an allowance for product returns and price protection) from the sale of its products upon shipment to its distributors and retailers. The Company had a reserve balance for price protection and returns as of March 31, 1996, of $3,806,051. Product returns or price protection concessions that exceed the Company's reserves could materially adversely affect the Company's business, operating results and financial condition and could increase the magnitude of quarterly fluctuations in the Company's operating and financial results. In addition, as also discussed above, the Company has experienced in the past, and continues to experience, significant delays in the collection of its accounts receivable. Further, if the Company's assessment of the creditworthiness of its customers receiving products on credit proves incorrect, the Company could be required to significantly increase the reserves previously established.

Impact of Reorganization of Operations. The Company may take additional steps to reorganize or consolidate its operations. These steps may include, among other things, the sale of certain assets of the Company. In an effort to reduce its expense structure, the Company reorganized its operations during the Transition Quarter, reduced its work force by more than 66% and revised its product development plans for 1996. These changes or other future steps to reorganize and reduce expenses could result in the delayed introduction of new products which could have a material adverse effect on the Company's financial condition and results of operations.

Dependence on Key Personnel; Retention of Employees. The Company's success depends in large part on the continued service of its key creative, technical, marketing, sales and management personnel and its ability to continue to attract, motivate and retain highly qualified employees. Because of the multifaceted nature of interactive media, key personnel often require a unique combination of creative and technical talents. Such personnel are in short supply, and the competition for their services is intense. The process of recruiting key creative, technical and management personnel with the requisite combination of skills and other attributes necessary to execute the Company's strategy is often lengthy. The Company has entered into at-will employment agreements with its management and other personnel, who may generally terminate their employment at any time. The loss of the services of key personnel or the Company's failure to attract additional qualified employees could have a material adverse effect on the Company's results of operations and research and development efforts. In particular, the Company has recently reorganized its operations and has undergone a reduction in force among its employees. Such reduction in force, combined with the Company's disappointing operating performance, the price of the Company's stock, and the availability of substantial alternative employment opportunities for talented employees of the Company, may result in key employees and managers leaving the Company, which could materially adversely impact the Company's ability to develop and sell its products. The Company does not have key person insurance covering any of its personnel.

Dependence on New Product Development; Product Delays. The success of the Company depends on the continual and timely introduction of successful new products. In general, consumer preferences for software products are difficult to predict and are often short-lived. The retail life of software programs has become shorter, and may now last only 9 to 12 months (or even less for unsuccessful products), while the Company typically requires 6 to 9 months or longer for the development of a new educational CD-ROM title. The short life span of a product combined with a lengthy development cycle makes it especially difficult to predict whether a product will be a success by the time it comes to market. There can be no assurance that new products introduced by the Company will achieve any significant market acceptance or that, if such acceptance occurs, it will be sustained for any significant period. If the Company does not correctly anticipate and respond to demand for its products in a timely manner, the Company's business, operating results and financial condition will be materially adversely affected.

A significant delay in the introduction of, or the presence of a defect in, one or more new products could have a material adverse effect on the Company's business, operating results and financial condition, particularly in view of the seasonality of the Company's business. Further, delays in a product introduction near the end of a fiscal quarter may materially adversely affect operating results for that quarter, as initial shipments of a product may move from one quarter to the next and may represent a substantial percentage of annual shipments of a product. The timing and success of software development is unpredictable due to the technological complexity of software products, inherent uncertainty in anticipating technological developments, the need for coordinated efforts of numerous creative and technical personnel and difficulties in identifying and eliminating errors prior to product release. In the past, the Company has experienced delays in the introduction of certain new products. There can be no assurance that new products will be introduced on schedule or at all or that they will achieve market acceptance or generate significant revenues.

Competition. The software industry is intensely competitive, and market acceptance for any of the Company's products may be adversely affected by the introduction by the Company's competitors of similar products with greater consumer demand. The Company competes against a large number of other companies of varying sizes and resources. Most of the Company's competitors have substantially greater financial, technical and marketing resources, as well as greater name recognition and better access to consumers. Existing competitors may continue to broaden their product lines and potential competitors, including large computer or software manufacturers, entertainment companies, diversified media companies, and book publishers, may enter or increase their focus on the CD-ROM school and home education markets, resulting in increased competition for the Company. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software producers for high quality and adequate levels of shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms increases, this competition for shelf space may intensify. Due to increased competition for limited shelf space, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including price discounts and product return policies. Retailers often require software publishers to pay fees in exchange for preferred shelf space. There can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space. Increased competition could result in loss of shelf space for, and reduction in sell-through of, the Company's products at retail stores and significant price competition, any of which could adversely affect the Company's business, operating results and financial condition. In addition, other types of retail outlets and methods of product distribution, such as on-line services, may become important in the future, and it may be important for the Company to gain access to these channels of distribution. There can be no assurance that the Company will gain such access or that the Company's access will be on terms favorable to the Company.

Changing Product Platforms and Formats. The Company's software products are intended to be played on machines built by other manufacturers. The operating systems of machines currently being manufactured are characterized by several competing and incompatible formats or "platforms," and new platforms will probably be introduced in the future. The Company must continually anticipate the emergence of, and adapt its products to, popular platforms for consumer software. When the Company chooses a platform for its products, it must commit a substantial development time and investment in advance of shipments of products on that platform. If the Company invests in a platform that does not achieve significant market penetration, the Company's planned revenues from those products will be adversely affected and it may not recover its development investment. If the Company does not choose to develop for a platform that achieves significant market success, the Company's revenues may also be adversely affected. The Company is currently developing products only for DOS and Windows PC, and Macintosh computers. The Company has terminated virtually all current development for other platforms such as the Sony PlayStation and Sega Saturn. There can be no assurance that the Company has chosen to support the platforms that ultimately will be successful.

Changes in Technology and Industry Standards. The consumer software industry is undergoing rapid changes, including evolving industry standards, frequent new product introductions and changes in consumer requirements and preferences. The introduction of new technologies, including operating systems and media formats, can render the Company's existing products obsolete or unmarketable. Recent operating setbacks at Apple Computer may adversely affect future sales of Macintosh computers. The development cycle for products utilizing new operating systems, microprocessors or formats may be significantly longer than the Company's current development cycle for products on existing operating systems, microprocessors and formats and may require the Company to invest resources in products that may not become profitable. There can be no assurance that the current demand for the Company's products will continue or that the mix of the Company's future product offerings will keep pace with technological changes or satisfy evolving consumer preferences or that the Company will be successful in developing and marketing products for any future operating system or format.

Limited Protection of Intellectual Property and Proprietary Rights; Risk of Litigation. The Company regards its software as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, and employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. However, the Company does not have signed license agreements with its end-users and does not include in its products any mechanism to prevent or inhibit unauthorized copying. Unauthorized parties may copy the Company's products or reverse engineer or otherwise obtain and use information that the Company regards as proprietary. If a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition could be materially adversely affected. Further, the laws of certain countries in which the Company's products are or may be distributed do not protect applicable intellectual property rights to the same extent as the laws of the United States. In addition, the Company holds no patents, and, although the Company has developed and continues to develop certain proprietary software tools, the copyrights to which are owned by the Company, most of the technology used to develop the Company's products is not proprietary. There can be no assurance that the Company's competitors will not independently utilize existing technologies to develop products that are substantially equivalent or superior to the Company's. Also, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products.

As is common in the industry, from time to time the Company receives notices from third parties claiming infringement of intellectual property or other rights of such parties. The Company investigates these claims and responds as it deems appropriate. There has been substantial litigation regarding copyright, trademark and other intellectual property rights involving computer software companies in general. The Company may also face suits as a result of employment matters, publicity rights, or due to claims of breach of the Company's obligations under various agreements to publish or develop products, or for goods or services provided to the Company. Adverse determinations in such claims or litigation could have a material adverse effect on the Company's business, operating results and financial condition. The Company may find it necessary or desirable in the future to obtain licenses relating to one or more of its products or relating to current or future technologies. There can be no assurance that the Company will be able to obtain these licenses or other rights on commercially reasonable terms or at all.

Relationship with Vendors. Due to the substantial operating losses in the fourth quarter of 1995, and the Transition Quarter, and the Company's current financial condition and lack of capital resources, the Company has in the Transition Quarter and subsequently been unable to pay certain of its vendors. This failure may result in loss of the availability of the services of such vendors, which could hamper the Company's ability to manufacture and ship products, and may ultimately result in the Company being sued for collection of such amounts as may be owed to such vendors, as has occurred to some extent to date. If the Company is unable to produce its products to fill orders, the Company's operating results and financial condition could be materially adversely affected. In the event that suits by vendors are filed against the Company, the Company may find it necessary to seek protection under the applicable bankruptcy statutes of Canada and/or the United States.

Market for Common Stock; Stock Price Volatility. The Common Stock has been quoted on the Nasdaq National Market or Small Cap Market since September 8, 1993 and on the Vancouver Stock Exchange since December 1991. Based upon historical trends in the market for other software company stocks, the Company anticipates that the trading price of its Common Stock may be subject to wide fluctuations in response to quarterly variations in operating results, changes in actual earnings or in earnings estimates by analysts, announcements of technological developments by the Company or its competitors, general market conditions or other events largely outside the Company's control. In addition, the stock market has experienced, from time to time, extreme price and volume fluctuations which have particularly affected the market prices of high technology stocks. These fluctuations have often been disproportionate or unrelated to the operating performance of these companies. These broad market fluctuations, general economic conditions or other factors outside the Company's control may adversely affect the market price for the Company's stock.

Performance Shares and Related Compensation Expense. In 1991, the Company issued to its founders an aggregate of 4,000,000 Performance Shares for nominal consideration. Approximately 1,200,000 of these Performance Shares have been transferred to members of the Company's current management. Pursuant to certain Vancouver Stock Exchange ("VSE") requirements, these Performance Shares are currently held in an escrow account, subject to release upon specified conditions. One Performance Share is scheduled to be released from escrow for each (Canadian dollar) CDN$0.653 of cumulative operating cash flow generated by the Company, as specifically defined by VSE Policy 19. The Company will be required to recognize as compensation expense an aggregate amount equal to the difference between the amount per share originally paid for the Performance Shares (CDN$.01) and the market price of the

Common Stock at the time such Performance Shares or pro rata portion thereof are earned. Performance Shares are permitted to be released from escrow on an annual basis. Any compensation expense related to the release of the Performance Shares from escrow will be a non-cash charge against income and will have no net impact on total shareholders' equity (deficit). Such pro rata or full expense recognition will occur prior to the pro rata or full release from escrow of the Performance Shares. If and when such expense recognition criteria are achieved, based upon the closing price of the Company's Common Stock at June 14, 1996 of US$1.06, (for example purposes only), the aggregate compensation expense that would be recognized as a result would be approximately $4,200,000. The Company may pursue an early release of all or a large portion of the Performance Shares from escrow. Such an early release would reduce a source of continuing uncertainty surrounding the Company's financial statements, but could also result in a similar expense in the quarter in which the release is made.

Shares Eligible for Future Sale; Possible Adverse Effect on Future Market Price. Sale of substantial amounts of shares in the public market or the prospect of such sales could adversely affect the market price of the Company's Common Stock. Other than the 4,000,000 Performance Shares issued to the Company's founders (which are currently held in an escrow account and are subject to release upon satisfaction of specified conditions as discussed above) substantially all of the Company's issued and outstanding shares are freely tradable, subject to, in certain circumstances compliance with Rule 144 or Rule 701 or the effectiveness of a resale registration statement. In addition, as of June 14, 1996, the Company had outstanding options to purchase an aggregate of 2,712,136 shares of Common Stock and warrants to purchase 1,360,000 shares of Common Stock. Furthermore, the Company has reserved approximately 18,500 additional shares of Common Stock for future issuance pursuant to the Company's Stock Option Plan.

No Dividends. The Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future. The Company's line of credit prohibits the payment of cash dividends without the prior written consent of the lender.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The lawsuit Quadra Interactive v Presto Studios, Sanctuary Woods, et al. was settled as of May 24, 1996, and the entire case was dismissed with prejudice. Sanctuary Woods received a full release of all claims against the Company. Sanctuary Woods made no payment to settle the case.

Sanctuary Woods was recently sued by Starpak, Inc. in the district court for the state of Colorado. Starpak's complaint alleges breach of contract, and claims damages in the amount of $103,092.65 plus fees, interest and costs. Starpak was engaged by Sanctuary Woods to provide high quality technical support, customer service, and product fulfillment services to Sanctuary Woods' customers; however it is Sanctuary Woods contention that Starpak failed to do so. Sanctuary Woods has removed the case to the United States District Court for the District of Colorado. Sanctuary Woods denies any liability for this claim, and has counterclaimed against Starpak stating causes of action for breach of fiduciary duty, fraud and deceit, negligent misrepresentation, conversion, breach of contract, breach of the implied covenant of fair dealing, interference with contractual relations, interference with prospective economic advantage and declaratory relief.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number    Description

10.19     Second Amendment to Loan Agreement between Sanctuary
          Woods Multimedia, Inc. and Imperial Bank, dated May
          29, 1996.

10.20 Warrant granted in connection with Second Amendment to Loan Agreement between Sanctuary Woods Multimedia,
          Inc. and Imperial Bank.

10.21     Agreement with Strategic Marketing Partners dated May
          13, 1996.

11        Computation of Net Loss Per Common Share

27        Financial Data Schedule


(b)  Reports on Form 8-K:

     The Company filed the following reports on Form 8-K since it filed its report on Form 10-K/A-1 and A-2:

          May 6, 1996 (Item 8 - Change in fiscal year end);
          May 13, 1996 (Item 2 - Acquisition or disposition of assets).

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SANCTUARY WOODS MULTIMEDIA
                              CORPORATION




                              By:   /s/ CHARLOTTE J. WALKER
                                    Charlotte J. Walker,
                                    President
                                    and Chief Executive
                                    Officer



                              By:   /s/ PETER NICHTER
                                    Peter Nichter
                                    Controller
                                    Principal Financial and
                                    Accounting Officer
Dated:  June 18, 1996