Form 10-Q
period 1996-06-30
SANCTUARY WOODS MULTIMEDIA CORP
filed 1996-08-14
CIK 900748

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)
[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 1996


[    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The number of Common Shares of the registrant outstanding as of August 6, 1996 was 22,786,164.*

Except where the context otherwise requires, as used herein, the term "Company" means Sanctuary Woods Multimedia Corporation and its subsidiaries.


____________________
* Does not include 4,000,000 voting Performance Shares which are held in escrow.

PART I - Financial Information

     ITEM 1  - Condensed Consolidated Financial (unaudited)

          Condensed consolidated balance sheets -
            June 30, 1996 and March 31, 1996                       3

          Condensed consolidated statement of operations -
            three months ended June 30, 1996 and 1995              4

          Condensed consolidated statement of cash flows -
            three months ended June 30, 1996 and 1995              5

          Notes to condensed consolidated financial
          statements                                               6

     ITEM 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations          12

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                   22

     Item 6.  Exhibits and Reports on Form 8-K                    22

     Signatures                                                   24

The following description of the Company's business in this Item and other Items in this Report contains forward looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected, as a result of the risk factors discussed in this section, and in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's reports on Form 10-K/A-1 and A-2 for the year ended December 31, 1995 and on Form 10-Q for the transition quarter ended March 31, 1996.

            SANCTUARY WOODS MULTIMEDIA CORPORATION

            CONDENSED CONSOLIDATED BALANCE SHEETS
            AS OF JUNE 30, 1996 AND MARCH 31, 1996
                           (UNAUDITED)

                                                     June 30,  March 31,
                                                       1996      1996
ASSETS

CURRENT ASSETS:
  Cash                                            $    88,447 $    8,455
  Accounts receivable                                 804,996    800,701
  Inventories                                       1,006,967  1,384,840
  Prepaid royalties                                   177,000    127,000
  Prepaid expenses                                    220,492    294,203
                                                  ----------- ----------
          Total current assets                      2,297,902  2,615,199

PROPERTY AND EQUIPMENT                                793,636  1,834,266

DEFERRED ROYALTIES & OTHER ASSETS                      93,571    144,396
                                                  ----------- ----------
TOTAL ASSETS                                      $ 3,185,109 $4,593,861
                                                  =========== ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Bank debt                                       $ 1,135,904 $ 2,226,781
  Notes payable                                                 1,563,666
  Accounts payable                                  2,517,352   3,087,886
  Accrued expenses                                    795,365   1,395,359
  Royalty obligations                                 454,723     611,905
  Current portion of capital lease obligations         27,810      28,715
                                                  ----------- -----------
           Total current liabilities                4,931,154   8,914,312

LONG-TERM ROYALTY OBLIGATIONS                          84,000     534,000
CAPITAL LEASE OBLIGATIONS                               6,956      13,781
                                                  ----------- -----------
           Total liabilities                        5,022,110   9,462,093
                                                  ----------- -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Authorized, 100,000,000 common shares,
   no par value; issued and outstanding,
   26,708,580 shares at June 30, 1996 and
   22,158,580 shares at March 31, 1996.            34,446,006  31,763,839
  Accumulated deficit                             (35,531,136)(35,874,113)
  Accumulated translation adjustments                (751,871)   (757,958)
                                                  ------------ -----------
           Total stockholders' equity (deficit)    (1,837,001) (4,868,232)
                                                  ------------ -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQU (DEFICIT) $ 3,185,109  $4,593,861
                                                  ============ ===========

See notes to consolidated financial statements.


                 SANCTUARY WOODS MULTIMEDIA CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                               (UNAUDITED)


                                                 1996            1995
SALES:
  Consumer titles                             $   994,716    $ 1,323,763
  Licensing revenue                               925,653        565,132
  Publisher services                                             169,975
                                              -----------    -----------
           Total sales                          1,920,369      2,058,870
                                              -----------    -----------
COST OF SALES:
  Consumer titles                                 683,099        964,022
  Technology amortization                                        161,090
  Publisher services                                             145,174
                                              -----------    -----------
           Total cost of sales                    683,099      1,270,286
                                              -----------    -----------
GROSS MARGIN                                    1,237,270        788,584
                                              -----------    -----------
OPERATING EXPENSES:
  Research and development                        459,064        978,319
  Marketing and sales                             632,080      1,812,179
  Administration                                  488,631      1,119,694
  Depreciation                                    135,405        121,146
                                              -----------    -----------
           Total operating expenses             1,715,180      4,031,338
                                              -----------    -----------
OPERATING LOSS                                   (477,910)    (3,242,754)
                                              -----------    -----------
OTHER INCOME (EXPENSE)
  Foreign exchange (loss) gain                     (2,988)        11,480
  Interest expense, net                           (82,168)       (35,663)
  Net gain on sale and disposal of assets         875,161            203
  Other income                                     30,883          4,434
                                              -----------    -----------
           Total other income (expense)           820,888        (19,546)
                                              -----------    -----------
NET INCOME (LOSS)                             $   342,978   $ (3,262,300)
                                              ===========    ===========

PRIMARY NET INCOME (LOSS) PER SHARE                 $0.02         ($0.21)

FULLY DILUTED NET INCOME (LOSS) PER SHARE           $0.01         ($0.21)

PRIMARY SHARES USED IN COMPUTATION             20,265,464     15,837,356

FULLY DILUTED SHARES USED IN COMPUTATION       24,282,820     15,837,356


See notes to consolidated financial statements.


                      SANCTUARY WOODS MULTIMEDIA CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                              1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $  342,978   $ (3,262,300)
  Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                            136,230        311,630
    Stock warrant compensation and other                      53,254
    Sale of intellectual property rights in consid-
      eration for a reduction in royalty obligations        (429,688)
    Net gain on sale and disposal of assets                 (875,161)          (203)

    Changes in assets and liabilities:
      Accounts receivable                                     (4,295)       169,568
      Inventories                                            377,873       (909,575)
      Prepaid royalties, expenses and intangibles             73,711       (738,039)
      Accounts payable and accrued expenses               (1,095,208)     1,396,143
      Accrued royalty obligations                            (57,182)       229,550
      Accrued bank payable                                                  395,000
                                                          -----------    -----------
        Net cash used in operating activities             (1,477,488)    (2,408,226)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                             1,900,000
  Purchase of property and equipment                                       (302,045)
                                                          ----------     -----------
        Net cash provided (used) in investing activities   1,900,000       (302,045)
                                                          ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants                         750,000
  Common stock issued                                                       331,285
  Net (payments) borrowings on bank debt                  (1,090,877)     2,240,000
  Payments on long-term debt                                  (7,730)        (6,912)
                                                          -----------    -----------
           Net cash used (provided) in financing activities (348,607)     2,564,373
                                                          -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        6,087
                                                          -----------    -----------
NET INCREASE (DECREASE) IN CASH                               79,992       (145,898)

CASH, BEGINNING OF PERIOD                                      8,455        268,552
                                                          -----------    -----------
CASH, END OF PERIOD                                     $     88,447      $ 122,654
                                                        =============    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
    Interest                                            $      2,200      $  34,266
    Income taxes                                                 800

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
INFORMATION:
   Conversion of notes payable into common stock        $  1,563,666
   Sale of intellectual property in exchange for a reduction
     in royalty obligations and issuance of common stock     550,000
   Conversion of account payable into common stock           195,000


See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 1996 AND 1995

1. NATURE OF OPERATIONS AND CHANGE IN FISCAL YEAR-END

   Sanctuary Woods Multimedia Corporation and its subsidiaries (the "Company") develop, market and distribute interactive multimedia software products
   ("consumer titles") targeted at the childrens' education market. Products are sold primarily through distributors into retail outlets. Sales are also made directly to schools, hardware manufacturers and bundlers
   (OEM), and to international distributors. Revenue is also generated from licensing and other activities related to the Company's products and intellectual properties. Prior to 1996, the Company published interactive entertainment products and provided interactive multimedia services to trade and textbook publishers.

   In 1996, the Board of Directors determined that it would be in the best interests of the Company and its shareholders to change the Company's fiscal year to March 31 from December 31, which change the Company effected as of April 1, 1996.

   The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles
   ("GAAP") for interim financial statements and include all adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature except as described herein. The consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K/A-1 and A-2 as filed on April 15, 1996 and April 29, 1996, respectively for the year ended December 31, 1995 and Form 10-Q as filed on June 19, 1996 for the transition period ended
   March 31, 1996. Results of operations for interim periods are not necessarily indicative of results for the full year.

2.GOING CONCERN UNCERTAINTY

   Going Concern Uncertainty.

   The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The matters discussed herein, among others, may indicate that the Company may be unable to continue as a going concern in the near future. In such event the Company may be required to seek protection under applicable bankruptcy statutes during the course of which the Company may dispose of its assets at significantly below book value. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

   The Company's continuation as a going concern is dependent upon its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its bank line of credit, and ultimately to attain successful operations. To date the Company has not been able to generate sufficient cash flow from operations to cover its expenses and debt obligations, and the Company has been substantially dependent on debt and equity financing as a method of financing its operations. There can be no assurance that such financing will be available to the Company at all, or on terms that are favorable to the Company and its shareholders. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain its operations.

   Because of the possible material effects of this going concern uncertainty, the Company's independent auditors were unable to express, and did not express, an opinion on the Company's December 31, 1995 consolidated financial statements.

   Historical Operating Losses

   Net income for the Quarter ended June 30, 1996 was $342,978 compared to a net loss of ($3,262,300) for the quarter ended June 30, 1995 and a net loss of ($4,514,171) for the transition quarter ended March
   31, 1996. The net income for the June 1996 quarter was primarily due to the gain of $897,260 on the sale of the Company's Victoria studio. The net loss from operations for the Quarter ended June 30, 1996 totalled ($477,910) compared to a net loss of ($3,242,754) for the same quarter one year ago. Net cash used by operating activities was ($1,477,488) for the quarter ended June 30, 1996 as compared to net cash used by operating activities of ($2,408,226)
   for the same quarter one year ago. At June 30, 1996 the Company had $88,447 in cash and bank borrowings totalling $1,135,904.

   During 1996, the Company has taken several actions to eliminate its entertainment products and publishers services businesses and products (see 1996 actions below). Revenues and expenses for the quarter ended
   June 30, 1996 included the following items related to entertainment operations and products:

Revenues -
   Sale of rights to certain entertainment products            $580,000
                                                               ========
Expenses -
   Victoria studio operating expenses (sold in May, 1996)      $250,000
   Consolidation of facilites and related items                  47,500
   Provisions for product returns and price protection          150,000
   Provision for inventory obsolescence                         100,000
                                                               --------
Total                                                          $547,500
                                                               ========

   The provisions for product returns, price protection and inventory obsolescence resulted from reviews of current entertainment products on hand and in the distribution channel, and to the extent considered practicable, estimates of price relief to customers required to sell those entertainment products still considered salable.

   Since January 1996, the Company has experienced severe liquidity problems. There is still a large burden of bank and trade indebtedness resulting from severe losses experienced in 1995 and the first quarter of 1996.
   Since February 1996, cash receipts from revenues have been used primarily to pay bank debt, delinquent vendor obligations, and ongoing payroll related obligations and facility costs. A lack of cash has greatly affected the Company's ability to sell its products and generate future revenue. Management believes that it must raise additional capital to comply with the terms of its bank credit agreement, pay overdue vendor obligations, fund current sales and marketing budgets and sustain future operations. Management believes that if the Company is unable to successfully obtain such funding it may be forced to cease operations.

   1996 Actions

   After sustaining considerable losses in the fiscal year ended December 31, 1995, the Company began 1996 by reorganizing its operations as outlined below. A major part of that reorganization involved ceasing publication of new entertainment titles and eliminating the Publisher Services Division.

   During 1996, the Company formulated plans and instituted measures to improve operations and cash flows in order to enable it to continue its operations.
   Specific items accomplished through August 6, 1996 include the following:

   - Appointment of a new President and Chief Executive
     Officer, Vice President of Marketing, and a new controller, and promotion of the Vice President of the Education
     Division to Senior Vice President.

   - Reduction of head count from 148 employees at December
     31, 1995 to 42 at August 6, 1996 and elimination of many part-time, temporary and contract positions.

   - Elimination of its Publisher Services Division.

   - Sale of substantially all of the fixed assets of its Entertainment Division. This included the sale of its Victoria Studio in May 1996, for approximately $1.9 million, $500,000 of which was used to reduce bank borrowings. The net gain on the sale of the studio, included in other income for the quarter ended June 30, 1996, totaled $897,260.

   - Reduction by $1,436,096 of the balance of its bank line of credit from its January 1996 peak level of $2,572,000.

   - Reduction of delinquent trade accounts payable and other obligations by approximately $770,000.

   - A 10% reduction in senior management salaries.

   - Termination of all software development projects through outside developers.

   - The hiring of Strategic Marketing Partners to represent the Company's product line in the retail channel.

   - Sale in the quarter ended June 30, 1996, of certain enterainment product rights to one of its licensors in consideration of a $430,000 reduction in royalty obligations. The transaction also encompassed the issuance of

     175,000 shares of the Company's common stock in consideration of an additional $120,000 reduction in royalty obligations.

   - Sale of other entertainment product rights for $150,000 in the quarter ended June 30, 1996.

   Private Placement

   In February and March 1996, the Company issued
   $1,500,000 of 10% convertible notes pursuant to a private placement. The notes were to become due in August 1996 and included $100,000 of principal amount of notes sold to two of the Company's officers. In June
   1996, all of these notes, plus accrued interest, were converted into 3,077,584 shares of common stock which are subject to certain registration rights. In addition, certain of the convertible note holders exercised warrants to purchase 1,500,000 of the 1,875,000 shares of common stock, (subject to certain registration rights) covered by warrants issued in connection with the issuance of the notes, at an exercise price of $.50 per share. As a result of the warrant exercise, the Company received $750,000 in cash.

   Bank Line of Credit

   On April 2, 1996 the bank extended the maturity date of the line until May 15, 1996 and amended its agreement with the Company as outlined in the 1995 Form 10-K/A. On
   May 15, 1996, the bank agreed to further extend the line of credit and further amend the agreement as outlined in the Company's Report on Form 10-Q for the quarter ended
   March 31, 1996. This amendment included a maturity date of December 31, 1996 and a maximum credit limit of $1,000,000 effective upon reduction of outstanding borrowings to that level by June 30, 1996.

   The Company was not in compliance with certain covenants of its bank line of credit at June 30, 1996 and is not currently in compliance. In addition, the Company has borrowed in excess of the amounts allowed under the bank credit agreement. The Company is currently in negotiations with the bank with regard to these issues.
   No additional bank borrowings are available.

   Current Status and Management's Plans

   At August 6, 1996, the Company had $47,000 of cash in the bank and total bank borrowings of $1,062,091.

   The Company is actively pursuing various sources of additional debt, equity and strategic investor funding, including business combinations and strategic relationships that may enhance its ability to develop, publish and distribute its products. The Company has also sold and is attempting to further sell or license the rights to its entertainment product catalog and certain remaining entertainment products.

   Since January 1996, the Company has been able to sustain its operations in the face of severe financial restrictions. The Company has achieved this through restructuring and refocusing itself on the education software marketplace, substantially reducing overhead to increase cash flow, and maintaining workable relationships with its bank and other creditors. The
   Company intends to apply the proceeds of any additional financing to further reduce its indebteness and to expanding its sales, marketing and product development activities. However, if the Company is unable to successfully obtain such funding, management believes that the Company may be forced to cease operations.

3. ACCOUNTS RECEIVABLE

   The Company allows customers to exchange and/or return products. In order to promote sell-through and limit product returns, the Company also provides "price protection" on slow moving products. In addition, the Company's products are sold with a ninety-day warranty against defects. The Company has recorded reserves for sales returns and allowances and price protection based on historical experience and management's current estimates of potential returns and necessary price protection.

   Accounts receivable consisted of:

                                                    June 30    March 31
                                                      1996        1996

   Accounts receivable - trade                   $ 2,779,921 $ 4,814,104

   Less allowances for:
     Doubtful accounts                               (80,810)   (207,352)
     Sales returns and allowances                 (1,894,115) (3,806,051)
                                                 ------------ -----------

   Accounts receivable - net                     $   804,996 $   800,701
                                                 ===========  ===========

4. INVENTORIES

   Inventories consisted of:

                                                    June 30,   March 31,
                                                      1996        1996

   Finished goods                                $ 1,529,355 $ 1,967,558
   Raw materials                                     725,258     866,957
                                                 ----------- -----------
                                                   2,254,613   2,834,515
   Less allowance for obsolete, slow-moving and
   non-salable inventory                          (1,247,646) (1,449,675)
                                                 -----------  -----------
   Inventories, net                              $ 1,006,967  $1,384,840
                                                 ===========  ===========


5. COMMITMENTS AND CONTINGENCIES

   Legal Proceedings

   The lawsuit Quadra Interactive v Presto Studios,
   Sanctuary Woods, et al. was settled as of May 24, 1996, and the entire case was dismissed with prejudice.
   Sanctuary Woods received a full release of all claims and made no payment to settle the case.

   In 1996, Sanctuary Woods was sued by Starpak, Inc. in the state courts of Colorado. Starpak's complaint alleges breach of contract, and claims damages in the amount of $103,093 plus fees, interest and costs.
   Starpak was engaged by Sanctuary Woods to provide high quality technical support, customer service, and product fulfillment services to Sanctuary Woods' customers;
   however it is Sanctuary Woods' contention that Starpak failed to do so. Sanctuary Woods has removed the case to the United States District Court for the District of

   Colorado. Sanctuary Woods denies any liability for this claim, and has counterclaimed against Starpak stating causes of action for breach of fiduciary duty, fraud and deceit, negligent misrepresentation, conversion, breach of contract, breach of the implied covenant of fair dealing, interference with contractual relations, interference with prospective economic advantage and declaratory relief. The case is in a very early stage of litigation. At this time, management believes that the ultimate outcome of the case will not have a material adverse impact on the Company's financial statements or the results of its operations taken as a whole.

6. PERFORMANCE SHARES

   In October 1991, in connection with the sale of 1,800,000 common shares to the Company's founders and principal stockholders, the Company issued 4,000,000 common "performance" shares (the "Performance Shares") at CDN $0.01 per share to certain of these individuals.
   These Performance Shares were issued pursuant to Local
   Policy #3-07 of the British Columbia Securities
   Commission ("BCSC") and policy 19 of the Vancouver Stock
   Exchange, which provide the guidelines for the issuance of performance shares. 1,200,000 of these shares have been sold and transferred by the original holders to certain members of current management. The Performance
   Shares are held in escrow to be released as the Company achieves positive operating cash flow on an annual basis as defined by the BCSC ("BCSC Operating Cash Flow").
   The holders of Performance Shares will be entitled to a pro rata release from escrow on the basis of one share for every CDN $0.653 of annual positive BCSC Operating
   Cash Flow, subject to approval by the BCSC and the Vancouver Stock Exchange. Performance Shares are permitted to be released from escrow on an annual basis, and all of the Performance Shares will be released once
   CDN $2,612,000 of positive BCSC Operating Cash Flow has been generated by the Company in any fiscal year. The
   Company may pursue an early release of all or a large portion of the Performance Shares. Such an early release from escrow would reduce a source of continuing uncertainty surrounding the Company's financial statements, but would also result in compensation expense in the quarter in which the release is made.
   Through June 30, 1996, no Performance Shares have been earned or released.

   The Company will be required to recognize as compensation expense an amount equal to the difference between the CDN $0.01 per share originally paid for the Performance Shares and the market price of its common stock at the time such Performance Shares or pro rata portion thereof are released. Such pro rata or full expense recognition will occur prior to the pro rata or full release from escrow of the Performance Shares. If and when such expense recognition criteria are achieved, based on the closing bid price of the Company's common stock on the Vancouver Stock Exchange at August 6, 1996, of approximately $.50 per share (for example purposes only), the aggregate compensation expense that would be recognized would be approximately $2,000,000. Any compensation expense recognized related to the Performance Shares will be a noncash charge against income and will have no net impact on total stockholders' equity (deficit).

   If and when the Performance Shares are released, the number of shares used to calculate net income (loss) per share will increase by the number of Performance Shares released.

ITEM 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in item 1 of this Quarterly Report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K/A-1 and A-2 for the fiscal year ended December 31, 1995, and Form 10-Q for the transition period ended March 31, 1996, as filed with the Securities and Exchange Commission.

Overview and Recent Developments.

In 1996, the Company changed its fiscal year to end March
31.

During 1996, the Company formulated plans and instituted measures to improve operations and cash flows in order to enable it to continue its operations. Specific items accomplished through August 6, 1996 include the following:

   - Appointment of a new President and Chief Executive
     Officer, Vice President of Marketing, and a new controller and promotion of the Vice President of the Education
     Division to Senior Vice President.

   - Reduction of head count from 148 employees at December
     31, 1995 to 42 at August 6, 1996 and elimination of many part-time, temporary and contract positions.

   - Elimination of its Publisher Services Division.

   - Sale of substantially all of the fixed assets of its Entertainment Division. This included the sale of its Victoria Studio in May 1996, for approximately $1.9 million,
     $500,000 of which was used to reduce bank borrowings. The net gain on the sale of the studio, included in other income for quarter ended June 30, 1996, totaled $897,260.

   - Reduction by $1,436,096 of the balance of its bank line of credit from its January 1996 peak level of $2,572,000.

   - Reduction of delinquent trade accounts payable and other obligations by approximately $770,000.

   - A 10% reduction in senior management salaries.

   - Termination of all software development projects through outside developers.

   - The hiring of Strategic Marketing Partners to represent the Company's product line in the retail channel.

   - Sale in the quarter ended June 30, 1996, of certain enterainment product rights to one of its licensors in consideration of a $430,000 reduction in royalty obligations. The transaction also encompassed the issuance of 175,000 shares of the Company's common stock in consideration of an additional $120,000 reduction in royalty obligations.

   - Sale of other entertainment product rights for $150,000 in the quarter ended June 30, 1996.

In addition, under the direction of its new management, the Company has now focused on the development and publishing of its children's curriculum-based educational software products. The Company develops these products in its San Mateo, California, and Toronto, Canada offices. During the month of May 1996, the Company completed the development of four new products: Major League Math, Franklin Learns Math, How Do You Spell Adventure?, and Orion Burger. The Company has begun the marketing and sale of the three educational products and has sold the publishing rights to Orion Burger to a third party publisher.

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

 The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its bank line of credit, to obtain additional financing or refinancing, and ultimately to attain successful operations. To date the Company has not been able to generate sufficient cash flow from operations to cover its expenses and debt obligations, and the Company has been substantially dependent on debt and equity financing as a method of financing its operations. There can be no assurance that such financing will be available to the Company at all, or on terms that are favorable to the Company and its shareholders. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain its operations.

Because of the possible material effects of this going concern uncertainty, the Company's independent auditors were unable to express, and did not express, an opinion on the Company's December 31, 1995 consolidated financial statements.

Liquidity and Capital Resources.

Since January 1996, the Company has experienced severe liquidity problems. At August 6, 1996, the Company had $47,000 of cash in the bank and total bank borrowings of $1,062,091. There is still a large burden of bank and trade indebteness resulting from severe losses experienced in 1995 and the first quarter of 1996. Since February 1996, cash receipts have been used primarily to pay bank debt and delinquent vendor obligations, in addition to paying ongoing payroll related and facility costs. This demand for cash has greatly affected the Company's ability to sell its products and generate future revenue. The Company believes that it must raise additional capital to comply with its banking arrangements, pay overdue vendor obligations, and fund current sales and marketing budgets. No assurance can be given that such financing will be available or that, if available, that such financing be obtainable on terms favorable to the Company or its stockholders. Management believes that if the Company is unable to successfully obtain such funding, it may be forced to cease operations.

During the quarter ended June 30, 1996, the Company agreed with two creditors to issue 455,000 shares of common stock in payment of $195,000 in outstanding obligations and the cancellation of $120,000 in royalty obligations.

On April 2, 1996 the bank extended the maturity date of the line until May 15, 1996 and amended its agreement with the Company as outlined in the 1995 Form 10-K/A. On May 15, 1996, the bank agreed to further extend the line of credit and further amend the agreement as outlined in the Company's Report on Form 10-Q for the quarter ended March 31, 1996. This amendment included a maturity date of December 31, 1996 and a maximum credit limit of $1,000,000 effective upon reduction of outstanding borrowings to that level by June 30, 1996.

The Company was not in compliance with certain covenants of its bank line of credit at June 30, 1996 and is currently not in compliance. In addition, the Company has borrowed in excess of the amounts allowed under the bank credit agreement. The Company is currently in negotiations with the bank with regard to these issues. No additional bank borrowings are currently available.

During the Quarter ended June 30, 1996, the Company issued warrants to purchase 585,000 shares of common stock at price of $.6875 and $.875 per share to its new sales organization.

Nasdaq Listing.

In July 1996, it was determined that the Company no longer met the requirements for inclusion on the Nasdaq Small Cap
Market because it failed to meet the continuing inclusion requirements for tangible net worth and minimum bid price.
As of July 1, 1996, the Company's stock ceased trading on the National Small Cap Market and began trading on the OTC
Bulletin Board.

Results of Operations - Quarters ended June 30, 1996 and 1995.

Net Income and Operating Loss. Net income for the quarter ended June 30 ,1996 was $342,978 compared to a net loss of ($3,262,300) in the quarter ended June 30, 1995. The 1996 June quarter net income was primarily due to the $897,260 gain on the sale of the assets of the Company's Victoria studio. The operating loss for the June 1996 quarter was ($477,910) compared to an operating loss of ($3,242,754) in the quarter ended June 30, 1995. The decrease in the net operating loss was due in part to the reduction in operating expenses resulting from the Company's 1996 restructuring, including the elimination of the Victoria studio during the quarter. The Company lacked sufficient capital resources in the June 1996 quarter to adequately fund sales, marketing and other operational activities. However, the permanent reductions in headcount and operating overhead somewhat offset the negative impact on the operating loss of these financial constraints.

During 1996, the Company has taken several actions to eliminate its entertainment products and publishers services businesses and products (see 1996 actions below). Revenues and expenses for the quarter ended June 30, 1996 included the following items related to entertainment operations and products

Revenues -
   Sale of rights to certain entertainment products            $580,000
                                                               ========
Expenses -
   Victoria studio operating expenses (sold in May, 1996)      $250,000
   Consolidation of facilites and related items                  47,500
   Provisions for product returns and price protection          150,000
   Provision for inventory obsolescence                         100,000
                                                               --------
Total                                                          $547,500
                                                               ========

The provisions for product returns, price protection and inventory obsolescence resulted from reviews of current entertainment products on hand and in the distribution channel, and to the extent considered practicable, estimates of price relief to customers required to sell those entertainment products still considered saleable.

Net Sales. Total sales decreased slightly to $1,920,369 in the quarter ended June 30, 1996 from $2,058,870 for the quarter ended June 30, 1995. The decrease was due to a reduction in sales in the retail distribution channel and the elimination of the publisher services division. This decrease was almost wholly offset by the increase in licensing revenue from the quarter ended June 95 to June 96.

Sales in the retail distribution channel declined $829,000 from $1,424,000 in the quarter ended June 30, 1995 to $595,000 in the quarter ended June 30, 1996. The Company estimates that the decrease was at least partially due to the lack of resources needed to market and promote its titles, especially its new releases of Major League Math and Franklin Learns Math. This decrease was partially offset by sales in the education channel which increased by 73% to $377,400 in the quarter ended June 30, 1996 from $217,194 in the same quarter one year ago.

Licensing revenue increased by 64% to $925,653 in the June
1996 quarter from $565,132 in the quarter ended June 30, 1995. The increase was primarily due to the sale of rights to certain entertainment products totaling $580,000.

 Gross Margins. Gross margins increased to 64% of total sales in the quarter ended June 30, 1996 from 38% in the quarter ended June 30, 1995. This increase is primarily due to the increase in licensing revenues which carry no cost of sales, the elimination of the publisher services division, and the decrease in technology amortization which was fully expensed in 1995.

In addition, increases in gross margins were aided by the decrease in cost of sales on consumer titles to 69% in the quarter ended June 30, 1996 from 73% in the quarter ended June 30, 1995. The June 1996 quarter includes liquidation and close-out sales which have little or no margin, as well as $250,000 in charges for returns, price-protection and inventory obsolescence. The June 1995 quarter also included high royalty costs.

Research and Development Costs. Research and development costs decreased 53% to $459,064 in the quarter ended June 30, 1996 from $978,319 in the quarter ended June 30, 1995. This decrease is primarily due to a reduction in personnel and facility costs associated with the sale of the Company's Victoria studio and the overall reduction of the Company's workforce.

Marketing and Sales. Marketing and sales expenditures decreased 65% to $632,080 in the quarter ended June 30, 1996 from $1,812,179 in the quarter ended June 30, 1995. This decrease was due primarily to the Company's lack of resources to fund advertising and promotion activities. In addition, the Company has reduced personnel expenses due to the elimination of its entertainment products. In the quarter ended June 1995, the Company invested substantial sums to promote the release of its then premiere entertainment title Buried In Time.

Administrative Costs. Administrative expenses decreased 56% to $488,631 in the quarter ended June 30, 1996 from $1,119,694 in the quarter ended June 30, 1995, primarily due to the reduction in the Company's workforce and to some extent due to the elimination during the quarter of the Victoria studio operation.

During the quarter ended June 30, 1996 the Company continued to reduce staff levels, facility costs and administrative expenses primarily by the sale of its Victoria Studio.

The Company believes that the revenue and expense levels reported in the quarter ended June 30, 1996 are not necessarily indicative of the level of operating profits or losses it expects to incur in the near future.
Approximately $580,000 in revenues and approximately
$550,000 of expenses and reserves included in the Quarter ended June 30, 1996 were associated with operations and products which have since been sold or eliminated in addition to the one-time gain on the sale of the Victoria studio.

As of August 6, 1996, the Company had 42 full time employees and operated facilities in San Mateo, California and Toronto, Canada. These employees were employed in the following functions:

     Product Development- Children's Educational Products           17
     Marketing, Sales, Customer Service & Technical Support         15
     General and Administrative                                     10
                                                                   ---
     Total                                                          42

The Company currently does not expect to significantly increase its workforce above this level in the near future.

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

Possible Write-Offs from Product Returns, Price Protection; Bad Debts; Collections. The Company recognizes revenue in accordance with industry practice (net of an allowance for product returns and price protection) from the sale of its products upon shipment to its distributors and retailers. The Company had a reserve balance for price protection and returns as of June 30, 1996, of $1,894,115. Product returns or price protection concessions that exceed the Company's reserves could materially adversely affect the Company's business, operating results and financial condition and could increase the magnitude of quarterly fluctuations in the Company's operating and financial results. In addition, the Company has experienced in the past, and continues to experience, significant delays in the collection of its accounts receivable. Further, if the Company's assessment of the creditworthiness of its customers receiving products on credit proves incorrect, the Company could be required to significantly increase the reserves previously established.

Impact of Reorganization of Operations. The Company may take additional steps to reorganize or consolidate its operations. These steps may include, among other things, the sale of certain assets of the Company. In an effort to reduce its expense structure, the Company reorganized its operations during the first half of calendar 1996, reduced its work force by more than 66% and revised its product development plans for 1996. These changes or other future actions to reorganize and reduce expenses could result in the delayed introduction of new products which could have a material adverse effect on the Company's financial condition and results of operations.

Dependence on Key Personnel; Retention of Employees. The Company's success depends in large part on the continued service of its key creative, technical, marketing, sales and management personnel and its ability to continue to attract, motivate and retain highly qualified employees. Because of the multifaceted nature of interactive media, key personnel often require a unique combination of creative and technical talents. Such personnel are in short supply, and the competition for their services is intense. The process of recruiting key creative, technical and management personnel with the requisite combination of skills and other attributes necessary to execute the Company's strategy is often lengthy. The Company has entered into at-will employment agreements with its management and certain other personnel, who may generally terminate their employment at any time. The loss of the services of key personnel or the Company's failure to attract additional qualified employees could have a material adverse effect on the Company's results of operations and research and development efforts. In particular, the Company has recently reorganized its operations and has undergone a reduction in force among its employees. Such reduction in force, combined with the Company's disappointing operating performance, the price of the Company's stock, and the availability of substantial alternative employment opportunities for talented employees of the Company, may result in key employees and managers leaving the Company, which could materially adversely impact the Company's ability to develop and sell its products. The Company does not have key person insurance covering any of its personnel.

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

A significant delay in the introduction of, or the presence of a defect in, one or more products could have a material adverse affect on the Company's business, operating results and financial condition, particularly in view of the seasonality of the Company's business. Further, delays in a product introduction near the end of a fiscal quarter may materially adversely affect operating results for that quarter, as initial shipments of a product may move from one quarter to the next and may represent a substantial percentage of annual shipments of a product. The timing and success of software development is unpredictable due to the technological complexity of software products, inherent uncertainty in anticipating technological developments, the need for coordinated efforts of numerous creative and technical personnel and difficulties in identifying and eliminating errors prior to product release. In the past, the Company has experienced delays in the introduction of certain new products. There can be no assurance that new products will be introduced on schedule or at all or that they will achieve market acceptance or generate significant revenues.

Competition. The software industry is intensely competitive, and market acceptance for any of the Company's products may be adversely affected by the introduction by the Company's competitors of similar products with greater consumer demand. The Company competes against a large number of other companies of varying sizes and resources. Most of the Company's competitors have substantially greater financial, technical and marketing resources, as well as greater name recognition and better access to consumers. Existing competitors may continue to broaden their product lines and potential competitors, including large computer or software manufacturers, entertainment companies, diversified media companies, and book publishers, may enter or increase their focus on the CD-ROM school and home education markets, resulting in increased competition for the Company. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software producers for high quality and adequate levels of shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms increases, this competition for shelf space may intensify. Due to increased competition for limited shelf space, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including price discounts and product return policies. Retailers often require software publishers to pay fees in exchange for preferred shelf space. There can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space. Increased competition could result in loss of shelf space for, and reduction in sell-through of, the Company's products at retail stores and significant price competition, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, other types of retail outlets and methods of product distribution, such as on-line services, may become important in the future, and it may be important for the Company to gain access to these channels of distribution. There can be no assurance that the Company will gain such access or that the Company's access will be on terms favorable to the Company.

Changing Product Platforms and Formats. The Company's software products are intended to be used on machines built by other manufacturers. The operating systems of machines currently being manufactured are characterized by several competing and incompatible formats or "platforms," and new platforms will probably be introduced in the future. The Company must continually anticipate the emergence of, and adapt its products to, popular platforms for consumer software. When the Company chooses a platform for its products, it must commit substantial development time and investment in advance of shipments of products on that platform. If the Company invests in a platform that does not achieve significant market penetration, the Company's planned revenues from those products will be adversely affected and it may not recover its development investment. If the Company does not choose to develop for a platform that achieves significant market success, the Company's revenues may also be adversely affected. The Company is currently developing products only for DOS and Windows PC, and Macintosh computers. The Company has terminated virtually all current development for other platforms such as the Sony PlayStation and Sega Saturn. There can be no assurance that the Company has chosen to support the platforms that ultimately will be successful.

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

As is common in the industry, from time to time the Company receives notices from third parties claiming infringement of intellectual property or other rights of such parties. The Company investigates these claims and responds as it deems appropriate. There has been substantial litigation regarding copyright, trademark and other intellectual property rights involving computer software companies in general. The Company may also face suits as a result of employment matters, publicity rights, governmental or regulatory investigations, or due to claims of breach of the Company's obligations under various agreements to publish or develop products, or for goods or services provided to the Company. Adverse determinations in such claims or litigation could have a material adverse effect on the Company's business, operating results and financial condition. The Company may find it necessary or desirable in the future to obtain licenses relating to one or more of its products or relating to current or future technologies. There can be no assurance that the Company will be able to obtain these licenses or other rights on commercially reasonable terms or at all.

Relationship with Vendors. Due to the substantial losses in the fourth quarter of 1995, and the quarter ended March 31, 1996, and the Company's current financial condition and lack of capital resources, the Company has been unable to pay certain of its vendors on a timely basis. This failure may result in loss of the availability of the services of such vendors, which could hamper the Company's ability to manufacture and ship products, and may ultimately result in the Company being sued for collection of such amounts as may be owed to such vendors, as has occurred to some extent to date. If the Company is unable to produce its products to fill orders, the Company's operating results and financial condition could be materially adversely affected. In the event that suits by vendors are filed against the Company, the Company may find it necessary to seek protection under the applicable bankruptcy statutes of Canada and/or the United States.

Market for Common Stock; Stock Price Volatility. The Common Stock has been quoted on the Vancouver Stock Exchange since December 1991, and was quoted on the Nasdaq Stock Market from September 8, 1993 until July 2, 1996, when it began trading the OTC Bulletin Board. Based upon historical trends in the market for other software company stocks, the Company anticipates that the trading price of its Common Stock may be subject to wide fluctuations in response to quarterly variations in operating results, changes in actual earnings or in earnings estimates by analysts, announcements of technological developments by the Company or its competitors, general market conditions or other events largely outside the Company's control. In addition, the stock market has experienced, from time to time, extreme price and volume fluctuations which have particularly affected the market prices of high technology stocks. These fluctuations have often been disproportionate or unrelated to the operating performance of these companies. These broad market fluctuations, general economic conditions or other factors outside the Company's control, as well as the Company's results of operations and financial condition, may adversely affect the market price of the Company's stock.

Performance Shares and Related Compensation Expense. In 1991, the Company issued to its founders an aggregate of 4,000,000 Performance Shares for nominal consideration. 1,200,000 of these Performance Shares have been transferred to members of the Company's current management. Pursuant to certain Vancouver Stock Exchange ("VSE") requirements, these Performance Shares are currently held in an escrow account, subject to release upon specified conditions. One Performance Share is scheduled to be released from escrow for each (Canadian dollar) CDN$0.653 of operating cash flow generated by the Company in any fiscal year, as specifically defined by VSE Policy 19. The Company will be required to recognize as compensation expense an aggregate amount equal to the difference between the amount per share originally paid for the Performance Shares (CDN$.01) and the market price of the Common Stock at the time such Performance Shares or pro rata portion thereof are earned. Performance Shares are permitted to be released from escrow on an annual basis. Any compensation expense related to the release of the Performance Shares from escrow will be a non-cash charge against income and will have no net impact on total shareholders' equity (deficit). Such pro rata or full expense recognition will occur prior to the pro rata or full release from escrow of the Performance Shares. If and when such expense recognition criteria are achieved, based upon the closing price of the Company's Common Stock on the Vancouver Stock Exchange at August 6, 1996 of approximately US$0.50, (for example purposes only), the aggregate compensation expense that would be recognized as a result would be approximately $2,000,000. The Company may pursue an early release of all or a large portion of the Performance Shares from escrow. Such an early release would reduce a source of continuing uncertainty surrounding the Company's financial statements, but could also result in a similar expense in the quarter in which the release is made.

Shares Eligible for Future Sale; Possible Adverse Effect on Future Market Price. Sale of substantial amounts of shares in the public market or the prospect of such sales or the sales or issuance of convertible securities or warrants could adversely affect the market price of the Company's Common Stock. Other than the 4,000,000 Performance Shares issued to the Company's founders and management (which are currently held in an escrow account and are subject to release upon satisfaction of specified conditions as discussed above) substantially all of the Company's issued and outstanding shares are freely tradable, subject to, in certain circumstances, compliance with Rule 144 or Rule 701 or the effectiveness of a resale registration statement. In addition, as of August 6, 1996, the Company had outstanding options to purchase an aggregate of 2,072,166 shares of Common Stock and warrants to purchase 1,960,000 shares of Common Stock. Furthermore, the Company has reserved approximately 333,000 additional shares of Common Stock for future issuance pursuant to the Company's Stock Option Plan.

No Dividends. The Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future. The Company's bank credit agreement prohibits the payment of cash dividends without the prior written consent of the lender.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The lawsuit Quadra Interactive v Presto Studios, Sanctuary Woods, et al. was settled as of May 24, 1996, and the entire case was dismissed with prejudice. Sanctuary Woods received a full release of all claims against the Company. Sanctuary Woods made no payment to settle the case.

Sanctuary Woods was recently sued by Starpak, Inc. in the state courts of Colorado. Starpak's complaint alleges breach of contract, and claims damages in the amount of $103,093 plus fees, interest and costs. Starpak was engaged by Sanctuary Woods to provide high quality technical support, customer service, and product fulfillment services to Sanctuary Woods' customers; however it is Sanctuary Woods' contention that Starpak failed to do so. Sanctuary Woods has removed the case to the United States District Court for the District of Colorado. Sanctuary Woods denies any liability for this claim, and has counterclaimed against Starpak stating causes of action for breach of fiduciary duty, fraud and deceit, negligent misrepresentation, conversion, breach of contract, breach of the implied covenant of fair dealing, interference with contractual relations, interference with prospective economic advantage and declaratory relief. This case is at a very early stage of litigation.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number    Description

10.19     Second Amendment to Loan Agreement between Sanctuary
           Woods Multimedia, Inc. and Imperial Bank, dated May 29, 1996. (Incorporated herein by reference from the Company's Report on Form 10-Q for the quarter ended March 31, 1996.)

10.20     Warrant granted in connection with Second Amendment to
           Loan Agreement between Sanctuary Woods Multimedia, Inc. and Imperial Bank. (Incorporated herein by reference from the Company's Report on Form 10-Q for the quarter ended March 31, 1996.)

10.21     Agreement with Strategic Marketing Partners dated May
           13, 1996. (Incorporated herein by reference from the Company's Report on Form 10-Q for the quarter ended
           March 31, 1996.)

10.22     Amendment 1 to License Agreement between Ripley
           Entertainment, Inc. and Sanctuary Woods Multimedia
           Corporation (effective date June 17, 1996).

10.23     Amendment 1 to License Agreement between Ripley
           Entertainment, Inc. and Sanctuary Woods Multimedia
           Corporation (effective date August 1, 1996).

11        Computation of Net Income (Loss) Per Common Share

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



                              SANCTUARY WOODS MULTIMEDIA
                              CORPORATION




                              By: /s/ Charlotte J. Walker
                                 Charlotte J. Walker,
                                 President and
                                 Chief Executive Officer



                              By: /s/ Peter Nichter
                                 Peter Nichter
                                 Controller
                                 Principal Financial and
                                 Accounting Officer

Dated:  August 13, 1996

                        EXHIBIT LIST

Exhibit                       Description
Number

10.22                         Amendment 1 to License
                              Agreement between Ripley
                              Entertainment Inc. and
                              Sanctuary Woods Multimedia
                              Corporation (effective date
                              June 17, 1996).

10.23                         Amendment 1 to License
                              Agreement between Ripley
                              Entertainment Inc. and
                              Sanctuary Woods Multimedia
                              Corporation (effective date
                              August 1, 1996).

11                            Computation of Net Loss Per Share

27                            Financial Data Schedule