Form 10-Q
period 1996-09-30
SANCTUARY WOODS MULTIMEDIA CORP
filed 1996-11-14
CIK 900748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended September 30, 1996


[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The number of Common Shares of the registrant outstanding as of November 11, 1996 was 23,241,164.*

Except where the context otherwise requires, as used herein, the term "Company" means Sanctuary Woods Multimedia Corporation and its subsidiaries.

------------------

Does not include 4,000,000 voting Performance Shares which are held in escrow

PART I - Financial Information

         ITEM 1  - Condensed Consolidated Financial Statements (unaudited)

                  Condensed consolidated balance sheets -
                      September 30, 1996 and March 31, 1996                                          3

                  Condensed consolidated statements of operations -
                      three months ended September 30, 1996 and 1995                                 4

                  Condensed consolidated statements of operations -
                      six months ended September 30, 1996 and 1995                                   5

                  Condensed consolidated statements of cash flows -
                      six months ended September 30, 1996 and 1995                                   6

                  Notes to condensed consolidated financial statements                               7

         ITEM 2 - Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                             12

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                 26

         Item 6.  Exhibits and Reports on Form 8-K                                                  26

         Signatures                                                                                 27

The following description of the Company's business in this Item and other Items in this Report contains forward looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected, as a result of the risk factors discussed in this section, and in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's reports on Form 10-K/A-1 and A-2 for the year ended December 31, 1995 and on Form 10-Q for the three month periods ended March 31, 1996 and June 30, 1996.

SANCTUARY WOODS MULTIMEDIA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1996 AND MARCH 31, 1996 (UNAUDITED)



                                                                                     SEPTEMBER 30,        MARCH 31,
                                                                                          1996               1996

ASSETS

CURRENT ASSETS:
  Cash                                                                               $  3,570,979        $      8,455
  Accounts receivable                                                                     842,876             800,701
  Inventories                                                                             927,895           1,384,840
  Prepaid royalties                                                                       185,243             127,000
  Prepaid expenses                                                                        370,027             294,203
                                                                                     ------------        ------------

          Total current assets                                                          5,897,020           2,615,199

PROPERTY AND EQUIPMENT                                                                    747,895           1,834,266

DEFERRED ROYALTIES & OTHER ASSETS                                                         275,832             144,396
                                                                                     ------------        ------------

TOTAL ASSETS                                                                         $  6,920,747        $  4,593,861
                                                                                     ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Bank debt                                                                          $    850,000        $  2,226,781
  Notes payable                                                                                             1,563,666
  Accounts payable                                                                      1,892,500           3,087,886
  Accrued expenses                                                                        355,154           1,395,359
  Royalty obligations                                                                     376,700             611,905
  Current portion of capital lease obligations                                             26,771              28,715
                                                                                     ------------        ------------

           Total current liabilities                                                    3,501,125           8,914,312

8% CONVERTIBLE DEBENTURES DUE 1999                                                      5,302,000
LONG-TERM ROYALTY OBLIGATIONS                                                              84,000             534,000
CAPITAL LEASE OBLIGATIONS                                                                                      13,781
                                                                                     ------------        ------------
           Total liabilities                                                            8,887,125           9,462,093
                                                                                     ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Authorized, 100,000,000 common shares, no par value;
    issued and outstanding,
    27,241,164 shares at September 30, 1996 and
    22,158,580 shares at March 31, 1996                                                34,736,887          31,763,839
  Accumulated deficit                                                                 (35,951,394)        (35,874,113)
  Accumulated translation adjustments                                                    (751,871)           (757,958)
                                                                                     ------------        ------------

           Total stockholders' equity (deficit)                                       (1,966,378)         (4,868,232)
                                                                                     ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 $  6,920,747        $  4,593,861
                                                                                     ============        ============

See notes to condensed consolidated financial statements.

SANCTUARY WOODS MULTIMEDIA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)



                                                   1996                1995

SALES:
  Consumer titles                              $    533,735        $  8,838,884
  Licensing revenue                                 642,237             339,103
  Publisher services                                                    174,078
                                               ------------        ------------

           Total sales                            1,175,972           9,352,065
                                               ------------        ------------

COST OF SALES:
  Consumer titles                                   244,634           3,719,673
  Technology amortization                                               183,090
  Publisher services                                                    145,174
                                               ------------        ------------

           Total cost of sales                      244,634           4,047,937
                                               ------------        ------------

GROSS MARGIN                                        931,338           5,304,128
                                               ------------        ------------

OPERATING EXPENSES:
  Research and development                          250,298           1,232,925
  Marketing and sales                               621,694           2,164,984
  Administration                                    490,425             803,080
  Depreciation                                       76,512             204,110
                                               ------------        ------------

           Total operating expenses               1,438,929           4,405,099
                                               ------------        ------------

OPERATING INCOME (LOSS)                            (507,591)            899,029
                                               ------------        ------------

OTHER INCOME (EXPENSE)
  Foreign exchange loss                                (280)             (7,412)
  Interest (expense) income - net                   (32,579)              2,686
  Other income                                      120,191               7,059
                                               ------------        ------------

           Total other income                        87,332               2,333
                                               ------------        ------------

NET INCOME (LOSS)                              $   (420,259)       $    901,362
                                               ============        ============

PRIMARY NET INCOME (LOSS) PER SHARE            ($      0.02)       $       0.05

FULLY DILUTED NET INCOME (LOSS)
     PER SHARE                                 ($      0.02)       $       0.04

PRIMARY SHARES USED IN COMPUTATION               23,241,164          19,171,452

FULLY DILUTED SHARES USED IN
    COMPUTATION                                  23,241,164          23,171,452


See notes to condensed consolidated financial statements.

SANCTUARY WOODS MULTIMEDIA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)



                                                     1996                1995

SALES:
  Consumer titles                               $  1,528,451        $ 10,162,647
  Licensing revenue                                1,567,890             904,235
  Publisher services                                                     344,053
                                                ------------        ------------

           Total sales                             3,096,341          11,410,935
                                                ------------        ------------

COST OF SALES:
  Consumer titles                                    927,734           4,683,695
  Technology amortization                                                344,180
  Publisher services                                                     290,348
                                                ------------        ------------

           Total cost of sales                       927,734           5,318,223
                                                ------------        ------------

GROSS MARGIN                                       2,168,607           6,092,712
                                                ------------        ------------

OPERATING EXPENSES:
  Research and development                           709,362           2,211,245
  Marketing and sales                              1,254,500           3,977,762
  Administration                                     978,331           1,922,166
  Depreciation                                       211,917             325,256
                                                ------------        ------------

           Total operating expenses                3,154,110           8,436,429
                                                ------------        ------------

OPERATING LOSS                                      (985,503)         (2,343,717)
                                                ------------        ------------

OTHER INCOME (EXPENSE)
  Foreign exchange (loss) gain                        (3,269)              4,068
  Interest (expense) income, net                    (114,747)             11,688
  Net gain on sale and disposal of assets            875,161
  Other income (expense)                             151,078             (32,985)
                                                ------------        ------------

           Total other income (expense)              908,223             (17,229)
                                                ------------        ------------

NET LOSS                                        $    (77,280)       $ (2,360,946)
                                                ============        ============

PRIMARY NET LOSS PER SHARE                      ($      0.00)       ($      0.13)

PRIMARY SHARES USED IN COMPUTATION                21,268,183          17,755,425

See notes to condensed consolidated financial statements.

SANCTUARY WOODS MULTIMEDIA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)

                                                                                          1996               1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $   (77,280)       $(2,360,946)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                         213,763            615,603
   Stock option and warrant compensation                                                  81,981             66,275
   Sale of intellectual property rights in consideration for a reduction
   in royalty obligations                                                               (429,688)
   Net gain on sale and disposal of assets
                                                                                        (875,161)              (203)

    Changes in assets and liabilities:
      Accounts receivable                                                                (42,175)        (5,384,852)
      Inventories                                                                        456,945           (803,493)
      Prepaid royalties, expenses and other                                             (140,400)         1,243,032
      Accounts payable and accrued expenses                                           (2,160,091)         1,274,888
                                                                                     -----------        -----------

           Net cash used by operating activities                                      (2,972,106)        (5,349,493)
                                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                         1,900,000
  Purchase of property and equipment                                                     (30,951)          (495,864)
                                                                                     -----------        -----------

           Net cash provided (used) in investing activities                            1,869,049
                                                                                                           (495,864)
                                                                                     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants                                                     750,000
  Issuance of convertible debentures                                                   5,302,000
  Issuance of common stock net of issue costs                                                              7,991,484
  Net payments on bank debt                                                           (1,376,781)          (200,000)
  Payments on long-term debt                                                             (15,725)
                                                                                     -----------        -----------

           Net cash provided in financing activities                                 $ 4,659,494          7,791,484
                                                                                     -----------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                                                           6,087
                                                                                     -----------        -----------

NET INCREASE IN CASH                                                                   3,562,524          1,946,127

CASH, BEGINNING OF PERIOD                                                                  8,455            268,552
                                                                                     -----------        -----------

CASH, END OF PERIOD                                                                  $ 3,570,979        $ 2,214,679
                                                                                     ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
    Interest                                                                         $    68,587        $    63,933
    Income taxes                                                                             800              1,600

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING INFORMATION:
   Conversion of notes payable into common stock                                     $ 1,563,666
   Sale of intellectual property in exchange for a reduction in royalty
       obligations and issuance of common stock                                          550,000
   Conversion of account payable into common stock
                                                                                         195,000


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

      In 1996, the Board of Directors determined that it would be in the best interests of the Company and its shareholders to change the Company's reporting and tax fiscal year to March 31 from December 31. The change was effected April 1, 1996. Accordingly, the accompanying condensed consolidated financial statements include the three and six month periods ended September 30, 1996 and 1995.

      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial statements and include all adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature except as described herein. The unaudited condensed consolidated financial statments included herein should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 and the three month periods ended March 31 and June 30, 1996 included in Form 8-K as filed on October 31, 1996. Results of operations for interim periods are not necessarily indicative of results for the full year.

2.    HISTORICAL OPERATING LOSSES AND CERTAIN MANAGEMENT ACTIONS

      Net loss for the six month period ended September 30, 1996 was ($77,280) compared to a net loss of ($2,360,946) for the six months ended September 30, 1995. The net loss from operations for the six month period ended September 30, 1996 totalled ($985,503) compared to a net operating loss of ($2,343,717) for the same period one year ago. Net cash used by operating activities was ($2,972,106) for the six month period ended September 30, 1996 compared to ($5,349,493) for the same period one year ago. At September 30, 1996 the Company had $3,570,979 in cash and bank borrowings totalling $850,000.

      1996 Management Actions

      During 1996, the Company instituted measures to improve operations and cash flows to continue its operations. Specific items accomplished through November 11, 1996 included the following:

      - Appointment of a new President and Chief Executive Officer, Vice President of Marketing, and a Controller, and promotion of the Vice President of the Education Division to Senior Vice President.

      - Reduction of head count from 148 employees at December 31, 1995 to 35 at November 11, 1996 and elimination of many part-time, temporary and contract positions.

      -    Ceasing publication of new entertainment titles.

      -    Closure of the Publisher Services Division.

      - Sale of substantially all of the fixed assets of the Entertainment Division. This included the sale of a studio in Victoria, British Columbia during May 1996 for $1,900,000, of which $500,000 was used to reduce bank borrowings. The gain on the sale of the studio, included in other income for the six month period ended September 30, 1996, totaled $897,260.

      - Reduction by $2,038,000 of the outstanding borrowings under the bank line of credit from its January 1996 peak level of $2,572,000 to $534,000 at November 11, 1996.

      -    A 10% reduction in senior management salaries.

      - Termination of all software development projects through outside developers.

      - The hiring of Strategic Marketing Partners to represent the Company's product line in the retail distribution channel.

      - Sale in June, 1996 of certain entertainment product rights to one of its licensors in consideration for a $429,688 reduction in royalty obligations. Such sale was included as licensing revenue in the six month period ended September 30, 1996. The transaction also encompassed the issuance of 175,000 shares of the Company's common stock in consideration of an additional $120,000 reduction in royalty obligations.

      - Sale of other entertainment product rights (included in licensing revenue) for $150,000 in the six month period ended September 30, 1996.

      Bank Line of Credit

      The Company has a revolving bank line of credit which expires April 3, 1997 and provides for working capital borrowings not to exceed $750,000. Borrowings under the line of credit are limited to 65% of eligible trade accounts receivable. Interest is payable based on the bank's prime rate plus 2.50% (4% if the Company is out of compliance with its borrowing base) and was 12.25% at September 30, 1996.

      The credit agreement contains restrictions on the Company's ability to incur or guarantee indebtedness, enter into mergers or acquisitions, pay dividends or lease property. The agreement also requires the Company to maintain minimum levels of profitability and tangible net worth and to maintain certain defined ratios of cash flow, liquidity and leverage and limit capital expenditures. Amounts outstanding under the revolving credit agreement are secured by substantially all of the Company's assets.

      As a result of significant losses, the Company was in violation of certain covenants of its bank line of credit at December 31, 1995 and thereafter. In addition, the Company had borrowed in excess of the amounts then allowed under the credit agreement. As of August 15, 1996, the credit agreement was amended to waive all previous covenant violations and to provide the revolving credit described above.

      At November 11, 1996 the Company was in compliance with the terms of its bank credit agreement.

      September 1996 Convertible Subordinated Debenture Issue

      In September 1996, the Company privately placed for cash $5,302,000 in 8% convertible debentures due July 31, 1999. A substantial portion of the proceeds were used to repay bank and trade indebtedness. Interest is payable annually in arrears and is to be paid only in shares of the Company's common stock valued at a price equal to the average closing price for the ten trading days prior to the date of payment. Interest will continue to accrue until the debentures are paid or converted.

      The debentures are convertible into shares of the Company's common stock at the rate of one share for each $.55 of principal (9,640,000 shares) plus accrued interest. The debentures are automatically convertible on July 31, 1999 or upon occurrence of either of the following events: (a) the Company's obtaining any equity financing in an amount not less than $2,000,000 at prices not less than $1.00 per share or (b) the common stock of the Company having closed trading at a price of $1.375 or more per share for any 21 trading days in any consecutive 40 day trading period. From April 1, 1997 to July 31, 1999 the debentures are convertible at the option of the holder. The debentures are subordinate to senior debt and to the security interest of the Company's bank. The Company may prepay the debentures at any time without penalty.

      The Company issued to each purchaser of the debentures a warrant to purchase one share of common stock for each $2.00 invested or 2,651,000 shares in total. Each warrant may be exercised at a price of $.6875 per share until September 1999. Pursuant to the warrant issue, the Company incurred a deferred charge totaling $265,100 with an offsetting increase to paid-in capital. The deferred charge is being expensed ratably over the life of the warrants.

      The holders of stock issued upon conversion of debentures or exercise of warrants have certain rights to have these shares registered.

                                     * * * *

      At November 11, 1996, the Company had cash of $2,200,000 and bank borrowings of $534,000. Management believes that the Company's existing cash resources, cash flows from operations and additional proceeds, if necessary, from debt or equity financing (including the exercise of warrants) will enable the Company to comply with its bank covenants through April 3, 1997 and meet its financial obligations and conduct its operations through September 30, 1997.

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

      Accounts receivable consisted of:

                                               September 30          March 31
                                                   1996                 1996
                                                   ----                 ----

Accounts receivable - trade                    $ 2,125,293          $ 4,814,104
Less allowances for:
  Doubtful accounts                               (221,138)            (207,352)
  Sales returns and allowances                  (1,061,279)          (3,806,051)
                                               -----------          -----------

Accounts receivable - net                      $   842,876          $   800,701
                                               ===========          ===========

4.    INVENTORIES

      Inventories consisted of:

                                                  September 30,       March 31,
                                                      1996               1996
                                                      ----               ----

Finished goods                                     $ 1,091,912        $ 1,967,558
Raw materials                                          573,595            866,957
                                                   -----------        -----------
                                                     1,665,507          2,834,515
Less allowance for obsolete, slow-moving and
non-salable inventory                                 (737,612)        (1,449,675)
                                                   -----------        -----------
Inventories-net                                    $   927,895        $ 1,384,840
                                                   ===========        ===========


5.    COMMON STOCK OPTIONS AND WARRANTS

      At November 11, 1996 there were outstanding options to purchase 2,019,750 shares of common stock at $.50 to $5.75 per share and warrants to purchase 4,771,000 shares of common stock at $0.50 to $0.6875 per share.

6.    PERFORMANCE SHARES

      In October 1991, in connection with the sale of 1,800,000 common shares to the Company's founders and principal stockholders, the Company issued 4,000,000 common "performance" shares (the "Performance Shares") at CDN $0.01 per share to certain of these individuals. These Performance Shares were issued pursuant to Local Policy #3-07 of the British Columbia Securities Commission ("BCSC") and Policy 19 of the Vancouver Stock Exchange, which provide the guidelines for the issuance of performance shares. In July 1996, a total of 1,200,000 of these shares were sold and transferred to certain members of current management at their then estimated fair market value of $.03 per share.

      The Performance Shares are held in escrow to be released as the Company achieves positive operating cash flow on an annual basis as defined by the BCSC ("BCSC Operating Cash Flow"). The holders of Performance Shares will be entitled to a pro rata release from escrow on the basis of one share for every CDN $0.653 of annual positive BCSC Operating Cash Flow, subject to approval by the BCSC and the Vancouver Stock Exchange. Performance Shares are permitted to be released from escrow on an annual basis, and all of the Performance Shares will be released once CDN $2,612,000 of annual positive BCSC Operating Cash Flow has been generated by the Company.

      At the time when BCSC Operating Cash Flow justifying release of the Performance Shares, or a pro rata portion thereof, is probable, the Company will record as compensation expense an amount equal to the difference between the CDN $0.01 per share originally paid for the Performance Shares then issuable and the market price of its common stock at that time. Such a pro rata or full expense recognition will occur prior to the pro rata or full release from escrow of the Performance Shares. If and when such expense recognition criteria are achieved, based on the closing price of the Company's common stock on the Vancouver Stock exchange at November 11, 1996, of approximately US$.20 per share (for example purposes only), the aggregate compensation expense that would be recognized as a result of earning of all the performance shares would be approximately $800,000. Any compensation expense recognized related to the Performance Shares will be a noncash charge against income and will have no net impact on total stockholders' equity (deficit).

      The Company may pursue an early release of all or a large portion of the Performance Shares. Such an early release from escrow would reduce a source of continuing uncertainty surrounding the Company's consolidated financial statements, but could also result in compensation expense in the quarter in which the release is made. If and when the Performance Shares are earned, the number of shares used to calculate primary net income
      (loss) per share will increase by the number of Performance Shares earned. Through November 11, 1996, no Performance Shares have been earned or released.


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in item 1 of this Quarterly Report, the audited consolidated financial statements and notes thereto included in the Company's report on Form 8-K dated October 30, 1996 and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K/A-1 and A-2 for the fiscal year ended December 31, 1995, and Forms 10-Q for the three month periods ended March 31 and June 30, 1996 as filed with the Securities and Exchange Commission.

Overview and Recent Developments.

In 1996, the Company changed its fiscal year to end March 31.

During 1996, the Company instituted measures to improve operations and cash flows to continue its operations. Specific items accomplished through November 11, 1996 included the following:

- Appointment of a new President and Chief Executive Officer, Vice President of Marketing, and a Controller, and promotion of the Vice President of the Education Division to Senior Vice President.

- Reduction of head count from 148 employees at December 31, 1995 to 35 at November 11, 1996 and elimination of many part-time, temporary and contract positions.

-     Ceasing publication of new entertainment titles.

-     Closure of the Publisher Services Division.

- Sale of substantially all of the fixed assets of the Entertainment Division. This included the sale of a studio in Victoria, British Columbia during May 1996 for $1,900,000, of which $500,000 was used to reduce bank borrowings. The gain on the sale of the studio, included in other income for the six month period ended September 30, 1996, totaled $897,260.

- Reduction by $2,038,000 of the outstanding borrowings under the bank line of credit from its January 1996 peak level of $2,572,000 to $534,000 at November 11, 1996.

-     A 10% reduction in senior management salaries.

- Termination of all software development projects through outside developers.

- The hiring of Strategic Marketing Partners to represent the Company's product line in the retail distribution channel.

- Sale in June, 1996 of certain entertainment product rights to one of its licensors in consideration for a $429,688 reduction in royalty obligations. Such sale was included as licensing revenue in the six month period ended September 30, 1996. The transaction also encompassed the issuance of 175,000 shares of the Company's common stock in consideration of an additional $120,000 reduction in royalty obligations.

- Sale of other entertainment product rights (included in licensing revenue) for $150,000 in the six month period ended September 30, 1996.

In addition, under the direction of its new management, the Company has now focused on the development and publishing of its children's curriculum-based educational software products. The Company develops these products primarily in its San Mateo, California studio. Since the beginning of the current fiscal year through November 11, 1996, the Company has completed the development of six new products: Major League Math(TM), Franklin Learns Math(TM), How Do You Spell Adventure?(TM), Orion Burger(TM), NFL(TM) Math and NFL(TM) Reading. The Company currently sells five of the titles and has sold the publishing rights to Orion Burger(TM) to a third party publisher.

Liquidity and Capital Resources.

Due to more than $23,600,000 in operating losses incurred during the eighteen months ended June 30, 1996, the Company experienced severe liquidity problems through September 30, 1996.

In September 1996, the Company privately placed for cash $5,302,000 in 8% convertible debentures due July 31, 1999. A substantial portion of the proceeds were applied to repay banks and trade indebtedness. Interest is payable annually in arrears and is to be paid only in shares of the Company's common stock valued at a price equal to the average closing price for the ten trading days prior to the date of payment. Interest will continue to accrue until the debentures are paid or converted.

The debentures are convertible into shares of the Company's common stock at the rate of one share for each $.55 of principal (9,640,000 shares) plus accrued interest. The debentures are automatically convertible on July 31, 1999 or upon occurrence of either of the following events: (a) the Company's obtaining any equity financing in an amount not less than $2,000,000 at prices not less than $1.00 per share or (b) the common stock of the Company having closed trading at a price of $1.375 or more per share for any 21 trading days in any consecutive 40 day trading period. From April 1, 1997 to July 31, 1999 the debentures are convertible at the option of the holder. The debentures are subordinate to senior debt and to the security interest of the Company's bank. The Company may prepay the debentures at any time without penalty.

The Company issued to each purchaser of the debentures a warrant to purchase one share of common stock for each $2.00 invested or 2,651,000 shares in total. Each warrant may be exercised at a price of $.6875 per share until September 1999.

The holders of stock issued upon conversion of debentures or exercise of warrants have certain rights to have these shares registered.

The Company also renegotiated its revolving bank line of credit to expire April 3, 1997 and provide for working capital borrowings not to exceed $750,000. Borrowings under the line of credit are limited to 65% of eligible trade accounts receivable. Interest is payable based on the bank's prime rate plus 2.50% (4% if the Company is out of compliance with its borrowing base) and was 12.25% at September 30, 1996.

The credit agreement contains restrictions on the Company's ability to incur or guarantee indebtedness, enter into mergers or acquisitions, pay dividends or lease property. The agreement also requires the Company to maintain minimum levels of profitability and tangible net worth and to maintain certain defined ratios of cash flow, liquidity and leverage and limit capital expenditures. Amounts outstanding under the revolving credit agreement are secured by substantially all of the Company's assets.

As a result of significant losses, the Company was in violation of certain covenants of its bank line of credit at December 31, 1995 and thereafter. In addition, the Company had borrowed in excess of the amounts allowed under the credit agreement. As of August 15, 1996, the credit agreement was amended to waive all previous covenant violations and to provide the revolving credit described above.

At November 11, 1996, the Company had cash of $2,200,000 and bank borrowings of $534,000. Management believes that the Company's existing cash resources, cash flows from operations and additional proceeds, if necessary, from debt or equity financing (including the exercise of warrants) will enable the Company to comply with its bank covenants through April 3, 1997 and meet its financial obligations and conduct its operations through September 30, 1997.

NASDAQ Listing.

In July 1996, it was determined that the Company no longer met the requirements for inclusion on the NASDAQ Small Cap Market because it failed to meet the continuing inclusion requirements for tangible net worth and minimum bid price. As of July 1, 1996, the Company's stock ceased trading on the National Small Cap Market and began trading on the OTC Bulletin Board.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net Loss. The net loss for the quarter ended September 30 ,1996 was $(420,259) compared to net income of $901,362 in the quarter ended September 30, 1995. The net loss in the September 1996 quarter was primarily due to lower sales as compared to the September 1995 quarter. The September 1995 quarter includes significant sales of two of the Company's entertainment titles, Buried in Time and Ripleys:Riddle of Master Lu into the retail distribution channel. Due to the poor sell through of these entertainment titles, and the severe losses and cash constraints experienced by the Company, management decided in 1996 to discontinue the manufacture and promotion of entertainment titles and focus its efforts on developing education software titles.

Sales. Sales decreased 87% to $1,175,972 in the quarter ended September
30, 1996 from $9,352,065 in the quarter ended September 30, 1995. Most of the decrease resulted from the Company's elimination of its entertainment products business in early 1996. In the quarter ended September 30, 1995, the Company generated a large sales volume from the release of two entertainment titles, Buried In Time and Ripleys:Riddle of Master Lu. In the quarter ended September 30, 1996, the Company generated a low volume of sales for its education consumer titles. For most of the first nine months of calendar 1996, the Company lacked sufficient capital resources to adequately fund sales, marketing and other operational activities. The Company estimates that the low volume of sales was at least partially due to the lack of resources needed to market and promote its products.

Licensing revenues increased 89% to $642,237 in the quarter ended September 30, 1996 from $339,103 in the quarter ended September 30, 1995. The increase was primarily due to the sale of publishing rights to certain entertainment titles and increased royalties from international sales.

In January, 1996, the Company decided to close its office in Dallas, Texas and discontinue its publisher services operation. There were no sales related to these operations in the quarter ended September 30, 1996.

Gross Margins. Gross margins increased to 79% of total sales in the quarter ended September 30, 1996 from 57% in the quarter ended September 30, 1995. This increase is partially due to the increase in licensing revenues, which carry no costs of sale, the elimination of the publisher services division, and the decrease in technology amortization which was fully expensed in 1995. This increase in margin was slightly offset by an increase in cost of sales on consumer titles to 46% in the quarter ended September 30, 1996 from 42% in the quarter ended September 30, 1995. Although the September 1995 quarter contained higher royalty and freight costs relating to the release of Buried In Time and Ripleys:Riddle of Master Lu, the September 1996 quarter includes increased provisions for returns and price-protection.

Research and Development Costs. Research and development costs decreased 80% to $250,298 in the quarter ended September 30, 1996 from $1,232,925 in the quarter ended September 30, 1995. This decrease is primarily due to a reduction in personnel and facility costs associated with the sale of the Company's Victoria studio and the overall reduction of the Company's work force. As a percentage of sales, research and development costs were 21% in the quarter ended September 30, 1996 compared to 13% in the same quarter last year. The increase is primarily due to substantially reduced sales resulting from the elimination of the Company's entertainment products.

Marketing and Sales. Marketing and sales expenditures decreased 71% to $621,694 in the quarter ended September 30, 1996 from $2,164,984 in the quarter ended September 30, 1995. This decrease was due primarily to the Company's lack of resources to fund advertising and promotion activities until the latter part of the quarter. In addition, the Company has reduced personnel expenses due to the elimination of its entertainment products. In the quarter ended September 1995, the Company invested substantial sums to promote the release of its then premiere entertainment titles Buried In Time and Ripleys:Riddle of Master Lu. As a percentage of sales, sales and marketing costs were 53% in the quarter ended September 30, 1996 compared to 23% in the same quarter last year. The increase is primarily due to substantially reduced sales resulting from the elimination of the Company's entertainment products.

Administrative Costs. Administrative expenses decreased 39% to $490,425 in the quarter ended September 30, 1996 from $803,080 in the quarter ended September 30, 1995, primarily due to the reduction in the Company's work force. As a percentage of sales, administrative costs were 42% in the quarter ended September 30, 1996 compared to 9% in the same quarter last year. This increase is primarily due to substantially reduced sales resulting from the elimination of the Company's entertainment products and to increased bad debt expense and consulting and professional fees.

As of November 11, 1996, the Company had 35 full time employees and operated facilities in San Mateo, California and Toronto, Canada. These employees were employed in the following functions:


        Product Development- Children's Educational Products         12
        Marketing, Sales, Customer Service & Technical Support       14
        General and Administrative                                    9
                                                                     --
        Total                                                        35

In November 1996, management decided to close the Company's Toronto office effective January 31, 1997 and relocate the activities conducted there to its San Mateo headquarters. The closure will force the layoff of 4 full-time product development employees.


RESULTS OF OPERATIONS - SIX MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

Net Loss. The net loss for the six month period ended September 30, 1996 was $(77,280) compared to a net loss of $(2,360,946) in the six month period ended September 30, 1995. The net loss in the September 1996 period was due to reduced sales compared to the September 1995 period. The six month period ended September 1995 included significant sales of two of the Company's entertainment titles, Buried in Time and Ripleys:Riddle of Master Lu into the retail distribution channel. In 1996 due to the poor sell through of these entertainment titles, and the severe losses and cash constraints experienced by the Company, management decided to discontinue the manufacture and promotion of entertainment titles and focus its efforts on developing education software titles.

For most of the first nine months of calendar 1996, the Company lacked sufficient capital resources to adequately fund sales, marketing and other operational activities. The Company estimates that the low sales volume during the six month period ended September 30, 1996 was at least partially due to the lack of resources needed to market and promote its titles. However, the permanent reductions in headcount and operating overhead somewhat offset the negative impact on the operating loss of these financial constraints.

Net Sales. Sales decreased 73% to $3,096,341 for the six month period ended September 30, 1996 from $11,410,935 in the six month period ended September 30, 1995 primarily due to the elimination of the entertainment products business. In the quarter ended September 30, 1996, the Company experienced a low volume of sales for its education consumer titles. For most of the first nine months of calendar 1996, the Company lacked sufficient capital resources to adequately fund sales, marketing and other operational activities. The Company estimates that the low volume of sales was at least partially due to the lack of resources needed to market and promote its products.

Licensing revenues increased 73% to $1,567,890 in the six month period ended September 30, 1996 from $904,235 in the six month period ended September 30, 1995. The increase was primarily due to the sale of publishing rights to certain entertainment titles and increased royalties from international sales.

Gross Margins. Gross margins increased to 70% of total sales in the six month period ended September 30, 1996 from 53% in the six month period ended September 30, 1995. This increase is due to the increase in licensing revenues, which carry no costs of sale and the decrease in technology amortization which was fully expensed in 1995. Cost of sales on consumer titles increased to 61% in the six month period ended September 30, 1996 from 46% in the same period last year due to increased provisions for product returns and price-protection in the September 1996 period.

Research and Development Costs. Research and development costs decreased 68% to $709,362 in the six month period ended September 30, 1996 from $2,211,245 in the same period last year. This decrease is primarily due to a reduction in personnel and facility costs associated with the sale of the Company's Victoria studio and the overall reduction of the Company's work force.

Marketing and Sales. Marketing and sales expenditures decreased 69% to $1,254,500 in the six month period ended September 30, 1996 from $3,977,762 in the same period last year. This decrease was due primarily to the Company's lack of resources to fund advertising and promotion activities until the latter part of September. In addition, the Company has reduced personnel expenses due to the elimination of its entertainment products and sale of the studio in Victoria, Canada. During the six month period ended September 1995, the Company invested substantial sums to promote the release of its entertainment titles Buried In Time and Ripleys:Riddle of Master Lu. As a percentage of sales, sales and marketing costs were 41% in the six month period ended September 30, 1996 compared to 35% for the same period last year. The increase is primarily due to substantially reduced sales resulting from the elimination of the Company's entertainment products.

Administrative Costs. Administrative expenses decreased 50% to $978,331 in the six month period ended September 30, 1996 from $1,922,166 in the six month period ended September 30, 1995, due to the reduction in the Company's work force. As a percentage of sales, administrative costs were 32% in the six month period ended September 30, 1996 versus 17% in the same period last year. This increase is primarily due to substantially reduced sales resulting from the elimination of the Company's entertainment products and to increased bad debt expense and consulting and professional fees.

Other. During the quarter ended September 30, 1996, the Company negotiated settlements with certain trade Creditors to reduce payments owed to them on past due obligations. Savings generated from the settlements totalling $115,000 is included in other income for the quarter.

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

Possible write-offs from Product Returns, Price Protection; Bad Debts; Collections. The Company recognizes revenue in accordance with industry practice (net of an allowance for product returns and price protection) from the sale of its products upon shipment to its distributors and retailers. The Company had a reserve balance for price protection and returns as of September 30, 1996, of $1,061,279. Product returns or price protection concessions that exceed the Company's reserves could materially adversely affect the Company's business, operating results and financial condition and could increase the magnitude of quarterly fluctuations in the Company's operating and financial results. In addition, the Company has experienced in the past, and continues to experience, significant delays in the collection of its accounts receivable. Further, if the Company's assessment of the creditworthiness of its customers receiving products on credit proves incorrect, the Company could be required to significantly increase the reserves previously established.

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

Relationship with Vendors. Failure to pay vendors on a timely basis may result in loss of the availability of the services of such vendors, which could hamper the Company's ability to manufacture and ship products, and may ultimately result in the Company being sued for collection of such amounts as may be owed to such vendors. If the Company is unable to produce its products to fill orders, the Company's operating results and financial condition could be materially adversely affected. In the event that suits by vendors are filed against the Company, the Company may be required to incur unanticipated legal expenses or find it necessary to seek protection under the applicable bankruptcy statutes of Canada and/or the United States.

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

Performance Shares and Related Compensation Expense. In October 1991, in connection with the sale of 1,800,000 common shares to the Company's founders and principal stockholders, the Company issued 4,000,000 common "performance" shares (the "Performance Shares") at CDN $0.01 per share to certain of these individuals. These Performance Shares were issued pursuant to Local Policy #3-07 of the British Columbia Securities Commission ("BCSC") and policy 19 of the Vancouver Stock Exchange, which provide the guidelines for the issuance of performance shares. In July 1996, a total of 1,200,000 of these shares were sold and transferred to certain members of current management at their then estimated fair market value of $.03 per share.

The Performance Shares are held in escrow to be released as the Company achieves positive operating cash flow on an annual basis as defined by the BCSC ("BCSC

Operating Cash Flow"). The holders of Performance Shares will be entitled to a pro rata release from escrow on the basis of one share for every CDN $0.653 of annual positive BCSC Operating Cash Flow, subject to approval by the BCSC and the Vancouver Stock Exchange. Performance Shares are permitted to be released from escrow on an annual basis, and all of the Performance Shares will be released once CDN $2,612,000 of annual positive BCSC Operating Cash Flow has been generated by the Company.

At the time when BCSC Operating Cash Flow justifying release of the Performance Shares, or a pro rata portion thereof, is probable, the Company will record as compensation expense an amount equal to the difference between the CDN $0.01 per share originally paid for the Performance Shares then issuable and the market price of its common stock at that time. Such a pro rata or full expense recognition will occur prior to the pro rata or full release from escrow of the Performance Shares. If and when such expense recognition criteria are achieved, based on the closing price of the Company's common stock on the Vancouver Stock exchange at November 11, 1996, of approximately US$.20 per share (for example purposes only), the aggregate compensation expense that would be recognized as a result of earning of all the performance shares would be approximately $800,000. Any compensation expense recognized related to the Performance Shares will be a noncash charge against income and will have no net impact on total stockholders' equity (deficit).

The Company may pursue an early release of all or a large portion of the Performance Shares. Such an early release from escrow would reduce a source of continuing uncertainty surrounding the Company's consolidated financial statements, but could also result in compensation expense in the quarter in which the release is made.

If and when the Performance Shares are earned, the number of shares used to calculate primary net income (loss) per share will increase by the number of Performance Shares earned.Through November 11, 1996, no Performance Shares have been earned or released.

Shares Eligible for Future Sale; Possible Adverse Effect on Future
Market Price. Sale of substantial amounts of shares in the public market or the prospect of such sales or the sales or issuance of convertible securities or warrants could adversely affect the market price of the Company's Common Stock. Other than the 4,000,000 Performance Shares issued to the Company's founders and management (which are currently held in an escrow account and are subject to release upon satisfaction of specified conditions as discussed above) substantially all of the Company's issued and outstanding shares are freely tradable, subject to, in certain circumstances, compliance with Rule 144 or Rule 701 or the effectiveness of a resale registration statement. In addition, as of November 11, 1996, the Company had outstanding options to purchase 2,019,750 shares of Common Stock, warrants to purchase 4,771,000 shares of Common Stock and debentures convertible into 9,640,000 shares of Common Stock. Furthermore, the Company has reserved approximately 443,000 additional shares of Common Stock for future issuance pursuant to the Company's Stock Option Plan.

No Dividends. The Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future. The Company's bank credit agreement prohibits the payment of cash dividends without the prior written consent of the lender.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In 1996, Sanctuary Woods was sued by Starpak, Inc. in the state courts of Colorado. This action was settled and dismissed with prejudice in November, 1996. The Company's payment to Starpak in connection with the settlement had been accrued at September 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number            Description

11                Computation of Net Income (Loss) Per Common Share
27                Financial Data Schedule

(b)  Reports on Form 8-K:

                  October 30, 1996 (Items 5 and 7 - Other events and exhibits).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      SANCTUARY WOODS MULTIMEDIA CORPORATION




                                      By:____________________________________
                                               Charlotte J. Walker, President
                                               and Chief Executive Officer



                                      By:____________________________________
                                               Peter Nichter
                                               Controller
                                               Principal Financial and
                                               Accounting Officer

Dated:  November 13, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         SANCTUARY WOODS MULTIMEDIA CORPORATION




                                         By:      /s/ CHARLOTTE J. WALKER
                                             -----------------------------------
                                                  Charlotte J. Walker, President
                                                  and Chief Executive Officer



                                         By:      /s/ PETER NICHTER
                                             -----------------------------------
                                                  Peter Nichter
                                                  Controller
                                                  Principal Financial and
                                                  Accounting Officer
Dated:  November 13, 1996

                                  EXHIBIT LIST

Exhibit                        Item
-------                        ----

27.1                           Financial Data Schedule

11.1                           Computation of Net Income (Loss) Per Common Share