Form 10-K/A
period 1995-12-31
SANCTUARY WOODS MULTIMEDIA CORP
filed 1997-01-16
CIK 900748

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                FORM 10-K/A - 3

                            ------------------------

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             FOR THE TRANSITION PERIOD FROM           TO
                        COMMISSION FILE NUMBER: 0-21510

                     SANCTUARY WOODS MULTIMEDIA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 BRITISH COLUMBIA, CANADA                                             75-2444-09
              (STATE OR OTHER JURISDICTION OF                                        (IRS EMPLOYER
              INCORPORATION OR ORGANIZATION)                                      IDENTIFICATION NO.)
                  1825 SOUTH GRANT STREET
                SAN MATEO, CALIFORNIA 94402                                              94402
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                     (ZIP CODE)

       Registrant's telephone number, including area code (415) 286-6000
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                        Common Shares Without Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     [ ]

     To the best of the Company's knowledge, the aggregate market value of the voting shares held by non-affiliates of the registrant on December 27, 1996 (based on the average over-the-counter bid and asked prices of such stock on such date) was $5,175,821.

     The number of Common Shares of the registrant outstanding as of December 27, 1996 was 23,241,164.*

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for its 1996 Shareholders' Meeting ("Proxy Statement") are incorporated by reference into Part I Item 4 and
Part III as set forth herein. Only such portions of the Proxy Statement as are specifically incorporated by reference are made a part of this Annual Report on Form 10-K.

     Except where the context otherwise requires, as used herein, the term "Company" means Sanctuary Woods Multimedia Corporation and its subsidiaries. In addition, this Annual Report on Form 10-K includes trade names and marks of companies other than the Company.

---------------
     * Does not include 4,000,000 voting Performance Shares which are held in escrow.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

     The following description of the Company's business in this Item and other Items in this Report contains forward looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected, as a result of risk factors discussed in this section, and in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

GENERAL

     The Company develops and markets CD-ROM-based interactive multimedia software products ("consumer titles"). The Company's products integrate digital graphics, text, sound, animation and video and are presently developed for deployment on personal computers. Prior to December 31, 1995, the consumer titles were targeted at the home entertainment market and the children's home and education markets. The Company also provided interactive multimedia services to trade and textbook publishers through its Publisher Services Division. Beginning in 1996, the Company decided to close its Publishers Services division, discontinue production of entertainment titles, and focus solely on the development and publishing of consumer titles for the children's home and education markets.

INDUSTRY BACKGROUND

     Interactive multimedia products integrate materials from a variety of media, such as text, graphics, animation, video, voice and music.

     Currently, a number of systems are available for the playback of interactive multimedia programs recorded on CD-ROM. One general category of systems is the "desk-top" system or multimedia-equipped personal computer. These systems require sound capabilities and a CD-ROM player, which can either be added to an existing personal computer or purchased as built-in features. Multimedia-equipped personal computers with built-in features currently range in price from approximately $900 to over $5,000. Adding a CD-ROM player and sound capabilities to a personal computer can cost as little as $200. Another general category of systems is the "set-top" system, designed primarily for connection to the consumer's television. The Company has developed for such systems in the past, and may do so again in the future. The Company believes that as more powerful personal computers and set-top devices become widely available to consumers, demand for multimedia products and content will continue to increase. The Company has presently curtailed development efforts for set-top type systems.

THE COMPANY'S INDUSTRY POSITION

     The Company's children's products are curriculum-based, and are sold directly to schools and consumers, as well as in the retail consumer software market and bundled with other software and hardware. Although the Company has curtailed the development and production of entertainment titles, it continues to sell existing inventories of entertainment products directly to consumers, distributors in the retail consumer software market, software liquidators, and software licensers.

     Multiple Platforms. The Company presently develops products for desk-top delivery systems. These systems use differing hardware configurations, including products for the Macintosh, Windows, Windows 95 and DOS platforms. The Company believes that existing interactive multimedia delivery systems will likely continue to change significantly. By developing products for multiple platforms, the Company expects to reduce the risk of dependence on any one platform, while enabling it to build the development tools that will keep it technologically responsive as new devices emerge.

     CD-ROM. The Company's products are designed primarily for delivery on CD-ROM because of the cost benefits available from the use of this medium as a mass storage device, and the proliferation of this medium as the preferred consumer platform. In addition, because the manufacturing technology is so well developed, CD-ROMs can be purchased and replicated through numerous qualified sources with short lead-times thereby reducing inventory risks.

PRODUCTS

     The Company's consumer titles are organized into families of like products having a particular product genre and target audience. The Company's consumer titles are marketed under the name "Sanctuary Woods" and were organized into two product lines through the end of 1995. Kids products are aimed at children three
(3) years and older and Entertainment products were aimed at teenagers and adults. Beginning in 1996, the Company eliminated the separation of its operations into these two divisions and completely discontinued the development of entertainment products. The Company's decision to curtail development of entertainment titles was based on the substantially higher development costs, longer development times, greater marketing commitments, shorter product life, and competitive environment inherent in those products in contrast to its kids education titles.

     Revenues from consumer titles represented 95% and 92% of total revenues in 1995 and 1994, respectively. Approximately 61% of the Company's total 1995 revenues comprised sales of Buried In Time, Ripley's Believe It Or Not!: The Riddle of Master Lu, Franklin's Reading World and NFL(TM) Math.

CURRENT CATALOG

     Kids Education Products (1996 Releases):

     NFL(TM) Math Second Edition. The sequel to NFL(TM) Math, this educational product lets kids ages 8 to 12 guide their favorite NFL(TM) team down the field by answering math questions that cover 18 different math skills including basic computation, fractions and decimals, charts and word problems. It features 3D photo-realistic animations, real teams, real players, statistics, and workshops.

     Major League(TM) Math. This educational product lets kids ages 8 to 12 guide their favorite Major League Baseball(TM)team around the bases by answering math questions that cover 25 different math skills such as basic computation, percentages, prime numbers, geometric shapes and structures, powers and square roots, volume and area. It features 3D photo-realistic animations, real teams, statistics, and workshops.

     Franklin Learns Math. This pre-school program for kids ages 4 to 7, containing the popular Scholastic book character Franklin, combines education and entertainment. This program uses endearing characters, animations and a curriculum-based approach to teach important learning skills, including pattern and number recognition, telling time, counting, addition & subtraction.

     Franklin's Activity Center. This fun-filled program for kids ages 4 to 9 finds Franklin the Turtle in his room on a rainy day. There are 11 fun things to do including jigsaw puzzles, matching games, card playing, and coloring. There are even costumes in which to dress Franklin.

     Ripley's: How Do You Spell Adventure. This program for kids ages 9 to 14 combines an amazing adventure game with unusual and outlandish content from the Ripleys Believe It or Not archives. There are adventures in a jungle, a Chinese temple and a bat cave through which kids develop their skills in reading, spelling and vocabulary.

     Kids Education Product(Prior Releases):

     NFL(TM) Math. This educational product lets kids ages 8 to 12 guide their favorite NFL(TM) team down the field by answering math questions that cover 18 different math skills from addition and subtraction to percentages and place value. It features 3D photo-realistic animations, real teams, real players, statistics and workshops.

     Franklin's Reading World. This pre-reading program for kids ages 4 to 7, containing the popular Scholastic book character Franklin, combines education and entertainment. This program uses endearing characters, animations and a curriculum-based approach to teach important language skills including reading comprehension, vocabulary and spelling. The diskette version of this product is sold under the name, Franklin's Reading Fun.

     Math Ace Grand Prix. Fast-paced games and 3D-style graphics make this math program as much fun as a video game. Kids, ages 8 to 14, build an on-screen racetrack by answering more than 3,000 math questions in this multi-level game, where learning 11 essential concepts can mean driving in their own Grand Prix race.

     Word City Grand Prix. This program covers 7 essential language arts skills, from alphabetization to parts of speech and even allows kids, ages 7 to 14, to enter and practice their own spelling words, or create a custom dictionary. With fast-paced arcade-style games and 3D-style graphics, learning becomes fun, especially when kids get to drive in a Grand Prix race.

     Travelrama. This multi-player board game helps players of all ages to sharpen geography, math and social studies skills as they use the Rand McNally road map to scour the country in search of monuments, national parks, historical locations and points of interest, picking up picture postcards along the way. Multiple levels allow kids of different ages to compete against the computer or each other.

BACK CATALOG

     Kids Education Products:

     Homework Buddies. This compilation of four programs includes: Math Ace, Word City, Earth Treks and Time Treks. Kids ages 7 to 14 learn math, language arts, geography and history in this engaging after-school companion.

     Play Pals. Three programs compiled into one, designed specifically for young kids ages 4 to 7, Play Pals is packed with fun games and learning. Kids can go on an adventure in Digby's Adventures, learn the magical world of words in Show & Tell Words or hear a classic fairy tale packed with fun games and puzzles in The Selfish Giant.

     Sitting on the Farm. A comprehensive language arts programs, this award-winning title teaches kids ages 5 to 8 reading, writing, pronunciation and vocabulary skills. With a boy or girl "reading partner," kids listen to or read the tale of a picnic that is disrupted by charming animals and along the way discover the meanings and pronunciation of 700 verbs, nouns and adjectives in three languages: English, French and Spanish.

     The Cat Came Back. This part of the Early Reader series offers the same comprehensive approach to language arts as Sitting on the Farm, as kids ages 5 to 8 listen and read along to follow the tale of a pesky cat. Like other titles in the Early Reader series, The Cat Came Back offers unique features, including an option that allows kids to record and playback themselves reading or singing, and the ability to write their own stories using the program's illustrations to print and color.

     Addison-Wesley's Real World Math: Adventures in Flight. Designed for use with the Addison-Wesley math textbooks used in school by kids ages 9 to 11, this program does more than test a kid's memory. It is the only title that puts math in a real-life context, when kids explore an interactive airport and help different workers -- from baggage handlers to pilots -- apply math skills in on-the-job challenges.

     Show & Tell Words. The magical world of words comes to life for kids ages 3 to 6 when interactive graphics, animation and sounds help define nouns, verbs and difficult to understand concepts such as "bumpy" and "smooth." A program simple enough for pre-schoolers to use, yet engaging enough for older kids, Show & Tell Words allows kids to print and color their own word and sentence books and works in two languages: English and Spanish.

     Math Ace. A popular drill-and-practice program, Math Ace is fast-action fun for kids ages 8 to 14, featuring multiple levels of difficulty covering twice the content of competitive math programs for its time.

     Bit-Bot's Math Voyage. Kids not only learn math, they learn to love it when they discover essential concepts such as addition, subtraction, multiplication and telling time in an undersea world. While mastering math skills, kids ages 5 to 8 create their own on-screen aquarium awash with zany fish and treasures.

     Word City. The first title to combine reading comprehension, spelling and vocabulary development, Word City's multi-level activities challenge kids ages 7 to 14 to build language skills while saving Word City from wacky aliens.

     Earth Treks. An interactive around-the-world game in which children ages 9 and older are taught concepts of geography, history, earth science, critical thinking and problem solving. This title provides children with an overview of the diversity that exists in our "global community."

     Ecology Treks. Kids ages 9 and older explore the dynamic relationships that exist between Earth's creatures and their natural environment. This title is designed to teach children critical thinking, problem solving and reasoning skills through interactive challenges.

     Time Treks. An interactive journey through time, this program helps kids 9 and older improve their understanding of history as well as their research, critical thinking and problem solving skills by challenging them with a variety of entertaining games.

     Shelley Duvall's It's a Bird's Life. Featuring cartoon-quality animation, this charming program by the acclaimed actress introduces kids 3 to 7 to a variety of endearing animal characters and helps kids learn important lessons about being part of a family.

     Shelley Duvall Presents Digby's Adventures-Tales of a 1 Pound Dog. A sequel to the award-winning title Shelley Duvall's It's A Bird Life, Digby's Adventures is an interactive storybook featuring cartoon-quality animation, games and songs.

     Entertainment Products:

     The Riddle of Master Lu. This graphic adventure game, based upon a baffling, true-life mystery of the ancient world, combines superior graphics and animation's integrated into 3D rendered backgrounds. Rational and real world puzzle solving must be used to survive the challenging obstacles and to uncover a 2,000 year old riddle as Robert Ripley races against time battling the forces of evil to save the planet from world war.

     The Journeyman Project 2 -- Buried In Time. In this photo-realistic time travel adventure game, Agent 5 of the Temporal Security Agency has been falsely accused of altering history and is tossed into a complex web of mystery, betrayal and deception as he travels through the shadows of time, unraveling clues and escaping mortal danger to free his name. Live action video sequences and vividly integrated 3D environments mark this adventure through seven different worlds -- from Richard the Lion-Hearted's castle to mysterious Mayan Mexico.

     Lion. As the second title in The Predator Series, this wildlife role-playing simulation contains fast, smooth 3D graphics and an original African musical score. Feel the power of being King of the Beasts and taste the sweetness of success when you complete 20 challenging mission-based scenarios with 5 difficulty levels in this free-form simulation where you become one of 20 lions with your own strengths and weaknesses. It's 'survival of the fittest' in the brutal wilderness of the African Serengeti.

     The Journeyman Project Turbo. In this photo-realistic adventure game, the user takes the role of an elite agent of the Temporal Protectorate. Charged with safeguarding history from sabotage, players must travel in time in order to prevent corruption from ever happening.

     Wolf. In this wildlife survival role-playing simulation, the player is cast in the role of a wolf. Drawn into the mystery and struggle of day-to-day life in the wild, the user learns to fight, hunt, think, and even mate like a wild animal as the user braves harsh weather conditions, competing wolf packs, hunters and poachers. This title also includes factual material regarding wolves that can be explored independently.

     Radio Active: The Music Trivia Game. This music trivia game features over 1,000 questions, 200 songs, full motion video and animation. Players take a ride through the musical past with the music of the 60's, 70's and 80's and one to four players makes it fun for the whole family.

PRODUCT DEVELOPMENT

     Through December 31, 1995, the Company's strategy was to develop and publish a broad catalog of entertainment and children's titles, designed for different age and gender groups (see "Products"). To date, the Company has released 40 titles. During 1995, the Company developed products in three studio locations: Victoria, British Columbia; Toronto, Ontario; and San Mateo, California. The Victoria Studio produced the Company's entertainment products, while the Toronto and San Mateo studios developed Kid's product line. In May 1996, the Company sold the studio in Victoria, British Colombia pursuant to management's decision to discontinue the development of entertainment titles. The Company is closing its Toronto office in January 1997 to consolidate its operations in California.

     Currently, the Company maintains a product development team consisting of producers, artists, and engineers. Depending on the complexity of the titles and the target player platforms, the elapsed development time per title is typically 6 to 18 months. Development time for kids products is generally on the shorter end of this range. The development of entertainment products is on the longer end, and may in some cases exceed even this range. This long development cycle was one of the contributing factors in the Company's decision to cease development of entertainment titles in January 1996.

     In 1995 and prior, the Company entered into development agreements with third-parties to develop titles to be published under the Company's name. The Company ceased outside development of titles in January 1996. See
"Business -- External Product Development."

     During 1995, 1994 and 1993, the Company spent $4,495,963, $5,056,661, and
$1,980,884, respectively, on research and development. These research and development expenditures increased in relation to the number of titles released and/or in process. Research and development expenditures in 1994 included the portion of the Magic Quest purchase price ($1,034,958) allocated to in-process research and development that was charged to operations in the second quarter.

     In 1995 and 1994, the Company developed products through the use of external developers. Such product development was often associated with a royalty to the third party developer based upon sales of the product developed. Payments made to the developer in advance of release of the product were reported as prepaid and deferred royalties. When royalties were earned, such prepaid and deferred royalties were expensed. Prepaid and deferred amounts were also expensed based on management's estimation of future product sales. In the fourth quarter of 1995, the Company expensed substantially all remaining prepaid and deferred royalties related to entertainment products, due to a strategic shift in the Company's focus to the children's home and education markets and a net realizable value analysis of the recoverability of such prepaid and deferred royalties. The Company continues to show a prepaid and deferred royalty balance corresponding to certain deferred royalty obligations related to education products.

     The Company from time to time may seek to expand its product lines and enhance its market position by adding complementary products, technologies and companies. Such expansion may take place through internal development, mergers or acquisitions, licensing agreements, joint ventures, combination with strategic investors, or other similar arrangements.

LICENSING ARRANGEMENTS FOR INTERNAL PRODUCT DEVELOPMENT

     License agreements provide the Company with the exclusive right to develop and market CD-ROM titles based upon the licensed material anywhere in the world for periods of as long as 15 years. These agreements frequently provide for artistic collaboration or approvals by the licenser.

     The Company's kids product development strategy focuses on curriculum-based educational content combined with major league sports themes and/or recognizable licensed characters/products. The Company seeks opportunities to license the use of recognizable characters and/or content libraries or to develop them jointly with others. To date, the Company has entered into a number of such arrangements. The Company has entered into an agreement with Kids Can Press to develop and publish multiple titles based upon the "Franklin the Turtle" series of children's books. The Company also has licensing agreements with NFL Properties and Major League Baseball permitting the use of their respective team names, logos, and other licensed properties.

     The Company's entertainment product development strategy emphasized graphic adventure and role-playing games. In 1993, the Company entered into a licensing agreement with Ripley Entertainment, Inc. ("Ripley"), the publisher of "Ripley's Believe It or Not," for certain rights to use Ripley's existing archive materials to develop and market interactive multimedia products on CD-ROM and certain other electronic media. The Company has released two titles under this license, The Riddle of Master LU and How Do You Spell Adventure?. In June 1996, in exchange for a $550,000 reduction in outstanding royalty obligations and other concessions, the Company sold the license back to Ripley along with the publishing rights to The Riddle of Master Lu and the development plans to one other title.

     The license agreements require the Company to pay certain advances and royalties to the licenser. Royalty obligations under these agreements are primarily based upon (i) a percentage of the retail price of product sold by the Company pursuant to the license, depending upon the number of units sold, (ii) a fixed amount per unit, subject to certain adjustments, again depending upon the number of units sold, or (iii) a percentage of net revenue received by the Company from the sale of the licensed product, depending upon the licenser's contribution to the finished product. The Company is required to pay royalties within certain time periods and comply with various other requirements in its license agreements. The Company's failure to comply could result in the termination of such license agreements, and potentially the loss of the right to distribute the products licensed. Termination of such license agreements could materially adversely affect the Company's ability to sell such products, and could materially adversely affect the Company's financial results.

EXTERNAL PRODUCT DEVELOPMENT

     Through December 31, 1995, the Company contracted with several outside developers to design, develop and publish products primarily for CD-ROM under the "Sanctuary Woods" brand name. These agreements generally provided for one or more payments to help defray development costs plus a royalty based on net revenues relating to sales of such titles. The advance payments were considered advances against royalties and were generally recouped before any additional royalty payments were made to the developer. As discussed above, substantially all of these advance royalties have been written off.

     Ownership of the titles has varied, depending on the developer, the amount paid by the Company as an advance against royalties, and the royalty rate. At a minimum, the Company has received an exclusive license for specific hardware platforms for a period of years and has also obtained ownership of certain titles on all hardware platforms. In some cases, if the Company desired to own a title's copyright, a title was acquired for a set fee with no royalties.

     In January 1996, the Company terminated all product development through third party developers occurring at that time. The Company may choose to use third-party developers in the future.

DISTRIBUTION AND MARKETING

     The Company insures customer satisfaction by providing a 30-day money back guarantee and a 90-day warranty against defects in materials and workmanship.

     Since the end of March 1995, the Company has distributed its products using its own sales force, through several channels: (i) in the United States and Canada, through a variety of software distributors and direct to certain retail store accounts, (ii) through both exclusive and non-exclusive republishing and distribution relationships in foreign territories (as a percentage of net sales, sales outside of North America were 8%, 3%, and 1% for 1995, 1994, and 1993 respectively), (iii) through original equipment manufacturers and software bundlers who bundle the Company's products with their own hardware or third party software or other products, and (iv) directly to end users. There is intense competition for the limited shelf space and promotional resources of software retailers, and such competition is expected to increase as the multimedia software market continues to develop. There can be no assurance that the Company will be able to obtain shelf space for its products. In addition, the Company will continue to incur substantial selling expenses as it attempts to strengthen its sales force and distribution network. As with other companies in the industry, the Company has experienced difficulty in maintaining its retail shelf presence as the proliferation of titles in the marketplace has grown. The Company has attempted to overcome this difficulty by maintaining strong relationships with retail and wholesale buyers, and through a more targeted approach to using its resources for channel marketing and promotions. Nonetheless, there can be no assurance that the Company will be successful in increasing or maintaining its shelf penetration or market share percentages.

     From February 1, 1993, to March 30, 1995, the Company distributed its products to the retail marketplace in the United States and Canada under an Affiliated Label Agreement (the "Affiliated Label Agreement") with Electronic Arts Distribution, Inc. ("EA"), pursuant to which EA was appointed the sole distributor of the Company's CD-ROM titles. The Company's products distributed through EA were packaged under the "Sanctuary Woods" brand name in packaging designed by the Company. As remuneration for its services, the Company granted EA a larger discount than is typical in the industry for other direct distributors. During 1994 and 1993, EA accounted for 37% and 49% respectively of the Company's revenues. In 1995, the Company's largest customers as a percentage of net revenues were Navarre Corporation (16%) and Merisel Americas, Inc. (11%).

     Industry practice and competitive pressures generally require the Company to accept returns of unsold product from wholesale distributors and retailers, including product that is defective, shelf-worn or damaged. To mitigate exposure to returns, the Company may choose to reduce the price of previously shipped products to enable retailers to sell slow moving inventories. The Company attempts to monitor and manage the volume of its sales to distributors and retailers to avoid their overstocking of the Company's products, but it is not able to exercise significant control over such entities. The Company recognizes revenue (net of an allowance for product returns and price protection) from the sale of its products upon shipment to its distributors, even though such products may be returned to the Company under certain circumstances. At the time of product shipment, the Company establishes reserves which estimate the potential for future product returns and price protection concessions based on seasonal terms of sale, distributor and retailer inventories of the Company's products, as well as other factors. Actual product returns or price protection concessions that exceed the Company's reserves could materially adversely affect the Company's business, operating results and financial condition in the quarter in which the products are shipped and in subsequent quarters, and could increase the magnitude of quarterly fluctuations in the Company's operating and financial results. For example, in the fourth quarter of 1995, the Company established reserves which were significantly higher than historical levels due to slower than expected sell through of its products, including products which were shipped and for which the Company recognized revenue in the third quarter of 1995. As a result, in the fourth quarter of 1995, the Company recorded product return and price protection reserves of $5,475,002, and reported negative net revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- 1995 Compared with 1994."

     Further, the rate of product returns or price protection could increase if general mass merchant retailers become an increasing percentage of the Company's business or other changes occur in the Company's distribution channels. Recent trends in the distribution of software to mass merchandisers may put pressure on the Company's margins and adversely affect the Company's financial results. In addition, it may be difficult for the Company to estimate reserves accurately with respect to newly introduced products or those products sold through new distribution channels. The Company believes its success in the near term depends on the successful introduction and market acceptance of its new products. If the Company is not successful in introducing its new products, operating results will be materially adversely affected.

     The Company assesses the creditworthiness of its customers before orders are fulfilled or shipped. The Company has experienced in the past, and continues to experience, significant delays in the collection of certain of its accounts receivable. If the Company's assessment of the creditworthiness of its customers receiving products on credit proves incorrect, the Company could be required to significantly increase the reserves previously established. There can be no assurance that such write-offs will not occur in the future or that the amounts written off will not have a material adverse effect on the Company's business, results of operations and financial condition. The existence of overstock circumstances at distributor and retailer warehouses, or the lack of significant new product releases, may cause difficulty in collecting amounts otherwise owed to the Company by distributors or retailers.

     The Company generates brand awareness and demand for its products through public relations activities, advertising, product reviews, in-store promotions and national and local trade shows. In addition, the Company devotes substantial resources and attention to the packaging of its products, which it considers a major marketing tool. The Company also employs certain full-time technical support personnel to assist customers in the use of the Company's products.

COMPETITION IN THE CD-ROM MARKET

     The home entertainment and educational software industry is intensely competitive, and market acceptance for any of the Company's software products may be adversely affected by competitors introducing similar products with greater consumer appeal. The Company's products compete not only with CD-ROM programs but also with diskette and, to some extent, cartridge-based video game products. As discussed above, increased competition could result in loss of shelf space for, and reduction in sell-through of, the Company's products at retail stores, loss of or difficulty in recruiting key employees and significant price competition, any of which could adversely affect the Company's operating results.

     The Company competes against a large number of other companies of varying sizes and resources, including, among others, Broderbund Software, Inc., EA, Sierra On-line, Virgin Interactive, The Learning Company/SoftKey, and Davidson & Associates. Currently, the Company's competitors fall into three general categories, (i) companies already producing computer games or other home entertainment software, (ii) divisions of major corporations established to pursue what is referred to as "the new media market," and (iii) small private companies and even start-up companies whose names are not well-known but whose founders or key personnel are recognized talents within the industry. In addition, there has been significant consolidation of software publishers, with large companies acquiring certain independent publishers, such as SoftKey's acquisition of The Learning Company, and CUC International's acquisitions of Sierra Online and Davidson & Associates. Many of the Company's competitors have substantially greater financial, technical and marketing resources than the Company. Such consolidation may further increase these competitors' resources. Strong financial resources provide access to established distribution channels and support a strong development budget. The Company thus faces significant competition, and is actively pursuing strategies in order to increase the its financial resources and market strength including strategic relationships, raising of additional capital, mergers and/or acquisitions in order to increase the Company's financial resources and market strength. There can be no assurance, however, that the Company will be successful in consummating any such relationships or activities, or that if consummated, such relationships or activities will be successful.

     Among many key factors affecting the competitiveness of multimedia software are product design and content, ease of operation, brand name recognition, access to distribution channels and retail shelf space, quality and reliability, price and quality of support service. The Company believes that its products compete most favorably in terms of design and content, ease of operation, quality, and reliability and less favorably in terms of access to distribution and retail shelf space, price, and support service. The Company reduced its price levels in 1996 to compete more effectively, and in February 1996 terminated a relationship with a third party that was providing the Company with support services. While the Company has made an effort to improve its competitive position, there can be no assurance that the it will be successful in this regard. The Company may take further price reductions in the future, as may be warranted by market conditions, product life cycles and sales levels.

MANUFACTURING

     The Company contracts with a variety of third party vendors, primarily Softworld Services located in Milpitas, California, for the mass production, packaging and order fulfillment services relating to its CD-ROM products. The CD-ROM industry uses many of the same production facilities as the music CD industry, and benefits from similar economics of scale. During 1995, the Company also utilized Certified Media, Inc. of San Jose, California for its manufacturing. Although Softworld Services performs most of the Company's manufacturing operations, the Company believes that it could enter into similar arrangements with a number of other qualified suppliers without material expense or delay, and may do so in the future. To date, the Company has not experienced any material difficulties or delays in obtaining suppliers for the manufacture and assembly of its products. Normal production runs take less than two weeks, allowing the Company to maintain minimal backlogs.

     To the extent that data is available, the Company monitors its inventory levels and channel sell-through information to avoid accumulating excess inventory. Product returns from distributors and retailers can cause the Company to maintain inventory in excess of its requirements. The Company experienced an unusually high level of returns of product in the three month periods ended March 31 and June 30, 1996, and thus maintained a higher than normal inventory level. The Company continues to reduce its inventory levels through promotional sales efforts, liquidation of older product inventories and destruction of certain unsalable inventories. The Company took additional reserves for inventory obsolescence in the fourth quarter of 1995 of $1,033,389, resulting in an inventory reserve balance at December 31, 1995 of $1,518,000 (see Consolidated Financial Statements at Notes 3 and 6).

     The Company has not incurred any material expenses in connection with compliance with environmental regulations.

PROPRIETARY RIGHTS

     The Company regards software that it develops or licenses as proprietary and relies on a combination of trade secret, trademark and copyright laws, license agreements and confidentiality agreements to protect its rights in its products. The Company has no patents and much of the technology used to develop the Company's products is not proprietary. There can be no assurance that the Company's competitors will not independently utilize existing technologies to develop products that are substantially equivalent or superior to the Company's.

     The Company has registered the trademark "Sanctuary Woods" in the United States for the promotion of goods and services and computer programming and the designing of computer programs, has registered certain others of its trademarks in the United States, and has filed applications for trademark registration for certain of its marks in a number of foreign countries. The Company has also filed trademark applications in the United States for various other trademarks, including its trees logo.

     The Company owns copyrights in its various titles and has various applications on file for U.S. registrations of its copyrights on certain products. However, existing copyright laws afford only limited protection, and the laws of certain countries in which the Company's products are or may be distributed do not protect applicable intellectual property rights to the same extent as the laws of the United States or Canada.

     The Company believes that its products do not infringe on the proprietary rights of any third party. However, as the number of software products increases and their functionality overlaps, software developers may become subject to infringement claims. In addition, the Company's products in certain cases make use of the likenesses of individuals, which are licensed where believed necessary by the Company. There can be no assurance that third parties will not assert infringement claims against the Company with respect to current or future products. In the event an infringement claim is asserted, the Company may be faced with costly litigation or it may enter into license arrangements with the party alleging infringement. There can be no assurance that any such licenses will be available to the Company on commercially reasonable terms.

PUBLISHER SERVICES DIVISION

     Throughout 1995, the Company provided interactive multimedia services to trade and textbook publishers through its Publisher Services Division in its studio in Dallas, Texas. Projects included the development of computer based CD-ROM educational and trade reference products for use in the classroom, home and/or in business. Subject matter has ranged from pre-school math instruction to college level science courses. Revenues to the Company generally have been based on a combination of fees and royalties. Prior to 1994, this division also provided services to corporations and governments ranging from the development of computer based training materials to creation of touchscreen information kiosks for museums.

     In January 1996, the Company decided to close its Dallas studio and cease operating its publisher services business. The closure of this facility was completed May 15, 1996.

     Revenues from the Publisher Services Division represented 5%, 8%, and 47% of the total revenues of the Company in 1995, 1994 and 1993 respectively.

EMPLOYEES

     The following table shows the number of employees of the Company as of December 31, 1995 and December 31, 1996:

                                                                 DECEMBER 31,     DECEMBER 31,
                      TYPE OF WORK PERFORMED                         1995             1996
    -----------------------------------------------------------  ------------     ------------
    Product Development-Entertainment Products.................        55               0
    Product Development- Kids Products.........................        22               9
    Product Development- Publisher Services....................        11               0
    Kids Marketing.............................................         5               3
    Entertainment Marketing....................................         6               0
    Sales & Customer Service...................................        27              15
    General and Administrative.................................        22               8
                                                                      ---
                                                                                       --
    Total......................................................       148
                                                                                       35

     The Company continues to evaluate its operations, and may choose to increase or decrease its staffing levels in the future based upon operating results and strategic direction. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company owns no real property. The Company conducts or has conducted its operations at the following leased facilities:

UNITED STATES

     The Company leases premises in San Mateo, California, where the Company maintains its principal executive offices. The San Mateo facility is used by the Company's management, sales and marketing personnel and the Kids Division. The operations previously conducted by Magic Quest were consolidated at the San Mateo facility and the lease for the Palo Alto property leased by Magic Quest expired as of March 31, 1995. The San Mateo facility is subject to a lease which expires June 30, 1999. The Company also leased premises in Dallas, Texas, which were used by the Publisher Services Division to service U.S. clients. Pursuant to the closure of the Publishers Services Division in May 15, 1996, the Company successfully negotiated with the lessor to terminate the lease.

CANADA

     Until May 15, 1996, the Company leased premises at 1006 Government Street, Victoria, British Columbia, where the Company maintained facilities for the development of CD-ROM entertainment titles. Upon sale of the assets of the Victoria studio in May 1996, the lease was assumed by the purchaser of such assets.

     The Company also leases a facility in Toronto which was used for development of kids products. The Company will close the studio on January 31, 1997 and is currently in negotiations with the landlord to terminate the lease.

     The Company believes that its facilities provide suitable and adequate production capacity. The Company is not a party to any lease with an affiliate of the Company.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, Presto Studios and others were defendants in a lawsuit filed by Quadra Interactive Inc., in San Diego Superior Court. That complaint sought damages against the Company in excess of $1.5 million, and also sought punitive damages against the Company in the amount of $5 million. The lawsuit was settled as of May 24, 1996, and the entire case was dismissed with prejudice. Sanctuary Woods received a full release of all claims and made no payment to settle the case.

     In 1996, Sanctuary Woods was sued by Starpak, Inc. in the state courts of Colorado. Starpak's complaint alleged breach of contract, and claimed damages in the amount of $103,093 plus fees, interest and costs. Starpak was engaged by Sanctuary Woods to provide high quality technical support, customer service and product fulfillment services to Sanctuary Woods' customers; however it is Sanctuary Woods' contention that Starpak failed to do so. This action was settled and dismissed with prejudice in November, 1996.

     The Company is a party to various other claims, litigation and threatened litigation in the normal course of operations. Management believes, based upon the advice of counsel, that the ultimate resolution of all pending litigation matters will not have a material adverse effect on the Company's financial statements taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information required herein is hereby incorporated by reference to the information appearing in the Company's Proxy Statement filed with the Securities Exchange Commission.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Shares have been listed on the Vancouver Stock Exchange under the symbol "SWD" since December 11, 1991. To the best of the Company's knowledge, as of March 25, 1996 there were approximately 304 record holders of the Common Shares, and a substantial number of additional shareholders through retail brokerages and institutions. No cash dividends have been paid on the Common Shares, and the Company does not expect to pay any dividends in the foreseeable future. Pursuant to the terms of the Company's line of credit, the Company cannot pay dividends on the Common Shares without the prior written consent of the lender.

     Nasdaq Listing

     The Common Stock was quoted on the Nasdaq National Market or Small Cap Market from September 8, 1993 until July 2, 1996 when it began trading on the OTC Bulletin Board for failing to meet NASDAQ requirements for trading.

     Set forth below is the high and low sales price (in Canadian dollars) of the Common Shares on the Vancouver Stock Exchange during each full quarterly period within the four most recent calendar years:

                          QUARTER ENDED                           HIGH           LOW
    ---------------------------------------------------------  -----------    ----------
    March 31, 1993...........................................  CDN.$ 4.85     CDN.$2.20
    June 30, 1993............................................  CDN.$ 6.50     CDN.$4.05
    September 30, 1993.......................................  CDN.$10.00     CDN.$4.65
    December 31, 1993........................................  CDN.$11.00     CDN.$6.88

    March 31, 1994...........................................  CDN.$ 7.50     CDN.$4.65
    June 30, 1994............................................  CDN.$ 5.00     CDN.$3.05
    September 30, 1994.......................................  CDN.$ 4.10     CDN.$2.30
    December 31, 1994........................................  CDN.$ 5.50     CDN.$2.25

    March 31, 1995...........................................  CDN.$ 4.80     CDN.$3.39
    June 30, 1995............................................  CDN.$ 7.50     CDN.$3.00
    September 30, 1995.......................................  CDN.$10.25     CDN.$6.25
    December 31, 1995........................................  CDN.$ 8.75     CDN.$3.00

    March 31, 1996...........................................  CDN $ 4.25     CDN $0.57
    June 30, 1996............................................  CDN $ 2.10     CDN $0.80
    September 30, 1996.......................................  CDN $ 0.98     CDN $0.49
    December 31, 1996........................................  CDN $ 0.80     CDN $0.22

     Set forth below is the high and low sales price (in U.S. dollars) of the Common Shares on NASDAQ during each quarterly period since September 8, 1993 through June 30, 1996. The Company was delisted from Nasdaq on July 2, 1996.

                                QUARTER ENDED                               HIGH      LOW
    ---------------------------------------------------------------------  ------    ------
    September 30, 1993...................................................  $7 3/8    $4 7/8
    December 31, 1993....................................................  $8 1/2    $5

    March 31, 1994.......................................................  $5 3/4    $3 1/2
    June 30, 1994........................................................  $3 3/4    $2 1/8
    September 30, 1994...................................................  $3 1/8    $1 3/4
    December 30, 1994....................................................  $4 1/8    $1 5/8

    March 31, 1995.......................................................  $3 1/2    $2 7/16
    June 30, 1995........................................................  $5 3/8    $2 1/4
    September 30, 1995...................................................  $7 7/8    $4 3/8
    December 29, 1995....................................................  $7        $2

    March 31, 1996.......................................................  $3 1/4    $0 3/8
    June 30, 1996........................................................  $1 9/16   $0 5/8

                           EXCHANGE RATE INFORMATION

     Since June 1, 1970, the Government of Canada has permitted a floating exchange rate to determine the value of the Canadian dollar against the U.S. dollar. The high and low exchange rates, the average rates (average of the exchange rate on the last day of each month during the period) and the end of the period rates for United States dollars, expressed in Canadian dollars, for the years ended December 31, 1993 through 1996, based on the New York buying rate for cable transfers payable in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York, were as follows:

                           CDN DOLLARS PER U.S. $1.00

                                                        1996        1995        1994        1993
                                                      --------    --------    --------    --------
End of Period.......................................  $ 1.3696    $ 1.3652    $ 1.4028    $ 1.3240
Average.............................................  $ 1.3653    $ 1.3725    $ 1.3657    $ 1.3307
High................................................  $ 1.3860    $ 1.4235    $ 1.4074    $ 1.3449
Low.................................................  $ 1.3306    $ 1.3282    $ 1.3102    $ 1.3226

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                 4 MONTHS     12 MONTHS
                                                                                  ENDED         ENDED
                                                                               DECEMBER 31,   AUGUST 31,
                         1995(1)        1994(2)        1993          1992          1991          1991
                       ------------   -----------   -----------   ----------   ------------   ----------
Revenues.............  $ 10,981,097   $ 6,261,226   $ 1,424,971   $  527,265    $  100,030    $  313,459
Gross margin
  (deficit)..........    (1,594,734)    3,203,858       430,818      224,182        43,465       241,051
Operating loss.......   (18,684,569)   (8,027,801)   (4,436,009)    (625,756)      (56,770)     (121,547)
Net loss.............   (18,698,441)   (7,404,436)   (4,221,569)    (586,392)     (136,051)     (171,995)
Net loss per share...         (1.11)        (0.53)        (0.46)       (0.09)        (0.03)        (0.06)
Number of shares used
  in computation.....    16,873,748    13,993,675     9,231,421    6,535,241     4,338,844     3,000,001
Working capital......  $ (2,314,531)  $ 6,363,968   $   649,247   $  981,644    $  818,511    $  194,207
Total assets.........     6,598,634    12,849,414     4,238,990    1,945,122     1,091,573       559,837
Current
  liabilities........     6,354,655     2,095,651       669,675       99,671        48,656       104,623
Long-term
  obligations........       601,359       770,000       970,000       55,232        64,056         7,079
Shareholders' equity
  (deficit)..........      (357,380)    9,983,763     2,599,315    1,790,219       978,860       382,703

---------------
(1) See "Management Discussion and Analysis of Financial Condition and Results of Operations -- 1995 Compared with 1994" for a discussion of significant and material 1995 charges.

(2) Reflects acquisition of Magic Quest, Inc., effective June 30, 1994, and resultant write-off of $1,034,958 of purchased inprocess research and development. See Note 4(a) to the Consolidated Financial Statements at Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sanctuary Woods Multimedia Corporation (the "Company") derives revenues from the creation, licensing and distribution of entertainment and educational software, primarily on CD-ROM. As discussed above, the Company formerly provided interactive multimedia services to trade and textbook publishers through its Publisher Services Division, but decided to eliminate this operation in January 1996. The Company currently concentrates on the development and publishing of consumer titles for the children's home and education markets.

OVERVIEW & RECENT DEVELOPMENTS

     Throughout 1995, the Company invested substantial capital in the development and production of new products, and the creation and maintenance of an internal sales and distribution organization. While, as discussed below, the Company's revenues increased to $10,981,097 in 1995 from $6,261,226 in 1994, the Company's net loss also increased to $18,698,441 in 1995 from $7,404,436 in 1994. The majority of this net loss occurred in the fourth quarter of 1995, in which the Company reported a net loss of $13,440,511, on negative net revenues of ($1,934,953). This loss is attributable primarily to lower than expected sales, combined with substantial write-offs taken by the Company related to its assessment of the prospective salability of certain products. The Company experienced a substantially increased level of returns in the three month period ended March 31, 1996 related to third and fourth quarter calendar 1995 sales. These returns resulted from lower than expected sales in the fourth quarter of 1995, an extremely competitive marketplace, and high levels of inventory in the retail channel at December 31, 1995.

     As a result of materially lower than expected fourth quarter 1995 net results, the Company began restructuring its operations in January 1996, and instituted measures to improve operations and cash flows. Management continues to evaluate further restructuring, strategic partnership and financing options. Specific items accomplished through December 31, 1996 included the following:

        - Appointment of a new Chairman, President and Chief Executive Officer, Vice President of Marketing, and a Controller, and promotion of the Vice President of the Education Division to Senior Vice President.

        - Reduction of head count from 148 employees at December 31, 1995 to 35 at December 31, 1996 and elimination of many part-time, temporary and contract positions.

        - Ceasing publication of new entertainment titles.

        - Closure of the Publisher Services Division.

        - Sale of substantially all of the fixed assets of the Entertainment Division. This included the sale of a studio in Victoria, British Columbia during May 1996 for $1,900,000, of which $500,000 was used to reduce bank borrowings. The gain on the sale of the studio, included in other income for the three month period ended June 30, 1996, totaled $897,260.

        - Reduction by $2,362,000 of the outstanding borrowings under the bank line of credit from its January 1996 peak level of $2,572,000 to $210,000 at December 31, 1996.

        - A 10% reduction in senior management salaries.

        - Termination of all software development projects through outside developers.

        - The hiring of Strategic Marketing Partners to represent the Company's product line in the retail distribution channel.

        - Sale in June 1996 of certain entertainment product rights to one of its licensors in consideration for a $429,688 reduction in royalty obligations. The transaction also encompassed the issuance of 175,000 shares of the Company's common stock in consideration of an additional $120,000 reduction in royalty obligations.

        - Sale in June 1996 of other entertainment product rights for $150,000.

     In addition, under the direction of its new management, the Company has focused on the development and publishing of its children's curriculum-based educational software products. The Company currently develops these products in its San Mateo, California studio. Since the beginning of the current fiscal year (April 1, 1996) through December 31, 1996, the Company has completed the development of six new products: Major League Math(TM), Franklin Learns Math(TM), How Do You Spell Adventure?(TM), Orion Burger(TM), NFL(TM) Math and NFL(TM) Reading. The Company currently sells five of the titles and has sold the publishing rights to Orion Burger(TM) to a third party publisher.

LIQUIDITY AND CAPITAL RESOURCES

     Significant Operating Losses; Continued Use of Cash. The Company has had operating losses in each fiscal year since its inception in 1991 and as of December 31, 1995, had an accumulated deficit of $31,359,942, and total stockholders deficit of $357,380. These losses are primarily due to expenditures incurred by the Company in the development of its CD-ROM publishing business, including significant expenses related to internally and externally developed products, formation of its own direct sales force, and the write-off of certain significant assets as a result of the Company's lack of capital resources and its reassessment of the future salability of certain products. The assets written off include prepaid royalties for externally developed products published by the Company totaling $3,361,212, prepaid and deferred royalties on the Company's Ripley's license totaling $1,144,320, and inventories totaling $1,437,252.

     Net cash used in operating activities was $11,724,419, $8,909,529, and $4,133,139 in 1995, 1994, and 1993, respectively. In 1995, the increase in net cash used in operations was the result of increased expenditures for prepaid royalty advances, primarily to outside developers of entertainment products to be published by the Company, increased sales and marketing and administrative costs, and increased manufacturing of inventory in anticipation of higher sales. Cash advances made to outside developers totaled $2,134,804 in 1995 and $1,806,493 in 1994. In 1994 and 1993, net cash used in operating activities resulted from large losses caused by heavy research and development and marketing and sales expenditures.

     Net cash used in investing activities was $958,283, $1,817,911 and $787,357 in 1995, 1994, and 1993, respectively, and consisted mostly of purchases of computer equipment and computer software in concert with the Company's focus on increased research and product development. In 1995, along with R&D expenditures, equipment was purchased to support the building of a sales, marketing and distribution infrastructure.

     Net cash provided by financing activities was $10,025,390, $12,979,455, and $4,908,617 in 1995, 1994, and 1993, respectively. Such amounts primarily consisted of the proceeds from the issuances of common stock. The 1995 proceeds resulted principally from a July 1995 issuance of 2,000,000 shares at $4.00 per share, and net borrowings on the line of credit of $1,800,000. The 1994 proceeds resulted principally from the January 1994 issuance of 2,650,000 shares at $5.00 per share.

     The Company believes it must continue spending on the development and acquisition of new products, the maintenance of adequate personnel, and on distribution, sales and marketing efforts in order to continue its business. If the Company's revenues are not sufficient to cover these expenditures, the Company will likely experience ongoing losses.

     March 1996 Financing. In February and March 1996, the Company privately placed for cash $1,500,000 principal amount of 10% convertible notes. These notes included $100,000 principal amount of notes sold to two of the Company's officers. In June 1996, all of the notes, plus accrued interest, were converted into 3,077,584 shares of common stock, the holders of which have certain registration rights. In connection with the issuance of the notes, warrants were issued to purchase a total of 1,875,000 shares of common stock at an exercise price of $.50 per share. In June 1996, certain of the convertible note holders exercised, for $750,000 in cash, warrants to purchase 1,500,000 shares of stock. The holders of these shares have certain registration rights.

     September 1996 Financing. In September 1996, the Company privately placed for cash $5,302,000 in 8% convertible debentures due July 31, 1999. A substantial portion of the proceeds were used to repay bank and trade indebtedness. Interest is payable annually in arrears and is to be paid only in shares of the Company's common stock valued at a price equal to the average closing price for the ten trading days prior to the date of payment. Interest will continue to accrue until the debentures are paid or converted.

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

     The Company issued to each purchaser of the debentures a warrant to purchase one share of common stock for each $2.00 invested or 2,651,000 shares in total at a price of $.6875 per share until September 1999. These warrants contain anti-dilutive provisions which may result in the issuance of substantially more shares at a reduced price should the Company issue common stock for less than $.6875 while the warrants are outstanding.

     The holders of stock issued upon conversion of debentures or exercise of warrants have certain rights to have these shares registered.

     In December, 1996, the Company agreed to exchange $550,000 principal amount of convertible subordinated debentures for shares of Series A Preferred Stock, convertible into approximately 2,750,000 common shares. The Company also agreed to reprice the holder's warrants from $.6875 to $.25 per share. The preferred stock will bear dividends only if, as and when declared, and will have a liquidation preference equal to the principal amount of the convertible debentures and , unless previously converted by the holder, will automatically convert into common stock July 31, 1999, or upon an equity financing of not less than $2,000,000 at not less than $.35 per share or the common stock having closed trading at not less than $.50 per share for any 21 trading day period in any consecutive 40 day trading period. The Company is currently attempting to negotiate similar agreements with the holders of the remaining $4,752,000 of the debentures.

     Bank Credit Agreement; Covenant Violations

     The Company has a revolving bank line of credit which expires April 3, 1997 and provides for working capital borrowings not to exceed $750,000 of which $211,000 was outstanding at December 31, 1996. Borrowings under the line of credit are limited to 65% of eligible trade accounts receivable. Interest is payable based on the bank's prime rate plus 2.50% (4% if the Company is out of compliance with its borrowing base) and was 10.75% at December 31, 1996.

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

     As a result of significant losses, the Company was in violation of certain covenants of its bank line of credit at December 31, 1995 and thereafter. In addition, the Company had borrowed in excess of the amounts then allowed under the credit agreement. As of August 15, 1996, the credit agreement was amended to waive all previous covenant violations and to provide the revolving credit described above. The Company was unable to achieve the minimum quarterly profits set forth in the agreement for the quarter ending December 31, 1996. In January 1997, the bank informed the Company that it would not enforce its default rights under the Loan Documents at this time and that it has elected not to renew the line of credit when it matures April 3, 1997.

     As part of the consideration for the original revolving credit facility, the bank was granted a warrant to purchase 100,000 shares of common stock at $2.80 per share (the fair market value of the Company's common stock at March 10, 1995). This warrant contained a stock appreciation right which when exercised resulted in a non-cash charge to administrative expenses in the second quarter of 1995 totaling $395,000 based upon the $6.75 per share fair market value of the Company's common stock at the notice date. On October 25, 1995 the Company paid the bank $428,750 in settlement of the stock appreciation right and recorded an additional $33,750 of expense related to this payment.

     In connection with two 1996 amendments to the bank credit agreement, the Company issued the Bank warrants to purchase 400,000 shares (subject to adjustment to not more than 600,000 shares in certain events) of common stock at prices from $.50 to $.5625 per share and agreed to pay $69,626 in fees and legal expenses.

     At December 31, 1996, the Company had cash of $1,100,000 and bank borrowings of $211,000. Management believes that the Company's existing cash resources, cash flows from operations and additional proceeds, if necessary, from debt or equity financing (including the exercise of warrants) will enable the Company to meet its financial obligations and conduct its operations through September 30, 1997.

ADDITIONAL RISK FACTORS

     As discussed throughout this report on form 10-K, there are numerous risks associated with the Company's on-going operations, including without limitation the following:

     Continued Losses; Fluctuations in Operating Results; Seasonality. The Company has not been profitable on an annual basis in the last three years. The Company has experienced, and expects to continue to experience, significant fluctuations in operating results due to a variety of factors, including the size and rate of growth of the consumer software market, market acceptance of the Company's products and those of its competitors, development and promotional expenses relating to the introduction of new products or new versions of existing products, projected and actual changes in computing platforms, the timing and success of product introductions, product returns, changes in pricing policies by the Company and its competitors, difficulty in securing retail shelf space for the Company's products, the accuracy of retailers' forecasts of consumer demand, the timing of orders from major customers, order cancellations and delays in shipment. In response to competitive pressures, the Company may take certain pricing or marketing actions that could materially adversely affect the Company's business, operating results and financial condition. The Company may be required to pay fees in advance or to guarantee royalties, which may be substantial, or to obtain licenses to intellectual properties from third parties before such properties have been introduced or achieved market acceptance. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based in part on sales forecasts. If net sales do not meet the Company's expectations, the Company's business, operating results and financial condition could be materially adversely affected. See "Quarterly Financial Information" on page 47.

     Possible Write-Offs from Product Returns, Price Protection; Bad Debts; Collections. As discussed more fully above (see Item 1:
Business -- Distribution and Marketing), the Company recognizes revenue in accordance with industry practice (net of an allowance for product returns and price protection) from the sale of its products upon shipment to its distributors and retailers. The Company had a reserve balance for price protection and returns as of December 31, 1995, of $5,428,237. Product returns or price protection concessions that exceed the Company's reserves could materially adversely affect the Company's business, operating results and financial condition and could increase the magnitude of quarterly fluctuations in the Company's operating and financial results. In addition, as also discussed above, the Company has experienced in the past, and continues to experience, significant delays in the collection of certain of its accounts receivable. Further, if the Company's assessment of the creditworthiness of its customers receiving products on credit proves incorrect, the Company could be required to significantly increase the reserves previously established.

     Recent Changes in Management Team. The Company recently experienced a period of reorganization that has placed, and could continue to place, a significant strain on the Company's financial, management, personnel and other resources. The Company is operating under the direction of a new President and Chief Executive Officer, and a new management team. If the Company's executives are unable to effectively manage the Company's business, the Company's operating results and financial condition could be materially adversely affected.

     Impact of Reorganization of Operations. The Company may take additional steps to reorganize or consolidate its operations. As discussed above, in an effort to reduce its expense structure, the Company reorganized its operations in 1996 in addition to revising its product development plans for the year. These changes or other future steps to reorganize and reduce expenses could result in the delayed introduction of new products which could have a material adverse effect on the Company's financial condition and results of operations.

     Dependence on Key Personnel; Retention of Employees. The Company's success depends in large part on the continued service of its key creative, technical, marketing, sales and management personnel and its ability to continue to attract, motivate and retain highly qualified employees. Because of the multifaceted nature of interactive media, key personnel often require a unique combination of creative and technical talents. Such personnel are in short supply, and the competition for their services is intense. The process of recruiting key creative, technical and management personnel with the requisite combination of skills and other attributes necessary to execute the Company's strategy is often lengthy. The Company has entered into at-will employment agreements with its management and other personnel, who may generally terminate their employment at any time. The loss of the services of key personnel or the Company's failure to attract additional qualified employees could have a material adverse effect on the Company's results of operations and research and development efforts. In particular, the Company has recently reorganized its operations and has undergone a reduction in force among its employees. Such reduction in force, combined with the Company's disappointing operating performance, the price of the Company's stock, and the availability of substantial alternative employment for talented employees of the Company, may result in key employees and managers leaving the Company, which could materially adversely impact the Company's ability to develop and sell its products. The Company does not have key person insurance covering any of its personnel.

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

     Competition. The home entertainment and education software industry is intensely competitive, and market acceptance for any of the Company's products may be adversely affected by competitors introducing similar products with greater consumer demand. The Company competes against a large number of other companies of varying sizes and resources. Most of the Company's competitors have substantially greater financial, technical and marketing resources, as well as greater name recognition and better access to consumers. Existing competitors may continue to broaden their product lines and potential competitors, including large computer or software manufacturers, entertainment companies, diversified media companies, and book publishers, may enter or increase their focus on the CD-ROM school and home education markets, resulting in increased competition for the Company. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software producers for high quality and adequate levels of shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms increases, this competition for shelf space may intensify. Due to increased competition for limited shelf space, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including price discounts and product return policies. Retailers often require software publishers to pay fees in exchange for preferred shelf space. There can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space. Increased competition could result in loss of shelf space for, and reduction in sell-through of, the Company's products at retail stores and significant price competition, any of which could adversely affect the Company's business, operating results and financial condition. In addition, other types of retail outlets and methods of product distribution, such as on-line services, may become important in the future, and it may be important for the Company to gain access to these channels of distribution. There can be no assurance that the Company will gain such access or that the Company's access will be on terms favorable to the Company.

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

     Relationship with Vendors. Failure to pay vendors on a timely basis may result in loss of the availability of the services of such vendors, which could hamper the Company's ability to manufacture and ship products, and may ultimately result in the Company being sued for collection of such amounts as may be owed to such vendors. If the Company is unable to produce its products to fill orders, the Company's operating results and financial condition could be materially adversely affected. In the event that suits by vendors are filed against the Company, the Company may be required to incur unanticipated legal expenses.

     Market for Common Stock; Stock Price Volatility. The Common Stock has been quoted on the Vancouver Stock Exchange since December 1991. The Common Stock was quoted on the Nasdaq National Market or Small Cap Market from September 8, 1993 until July 2, 1996 when it began trading on the OTC Bulletin Boards for failing to meet NASDAQ requirements for trading. Based upon historical trends in the market for other software company stocks, the Company anticipates that the trading price of its Common Stock may be subject to wide fluctuations in response to quarterly variations in operating results, changes in actual earnings or in earnings estimates by analysts, announcements of technological developments by the Company or its competitors, general market conditions or other events largely outside the Company's control. In addition, the stock market has experienced, from time to time, extreme price and volume fluctuations which have particularly affected the market prices of high technology stocks. These fluctuations have often been disproportionate or unrelated to the operating performance of these companies. These broad market fluctuations, general economic conditions or other factors outside the Company's control may adversely affect the market price for the Company's stock.

     Performance Shares and Related Compensation Expense. In October 1991, in connection with the sale of 1,800,000 common shares to the Company's founders and principal stockholders, the Company issued 4,000,000 common "performance" shares (the "Performance Shares") at CDN $0.01 per share to certain of these individuals. These Performance Shares were issued pursuant to Local Policy #3-07 of the British Columbia Securities Commission ("BCSC") and policy 19 of the Vancouver Stock Exchange, which provide the guidelines for the issuance of performance shares. In July 1996, a total of 1,200,000 of these shares were sold and transferred to certain members of management at their then estimated fair market value of $.03 per share.

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

     At the time when BCSC Operating Cash Flow justifying release of the Performance Shares, or a pro rata portion thereof, is probable, the Company will record as compensation expense an amount equal to the difference between the CDN $0.01 per share originally paid for the Performance Shares then issuable and the market price of its common stock at that time. Such a pro rata or full expense recognition will occur prior to the pro rata or full release from escrow of the Performance Shares. If and when such expense recognition criteria are achieved, based on the closing price of the Company's common stock on the Vancouver Stock exchange at December 31, 1996, of approximately US$.17 per share (for example purposes only), the aggregate compensation expense that would be recognized as a result of earning of all the performance shares would be approximately $640,000. Any compensation expense recognized related to the Performance Shares will be a noncash charge against income and will have no net impact on total stockholders' equity (deficit).

     The Company may pursue an early release of all or a large portion of the Performance Shares. Such an early release from escrow would reduce a source of continuing uncertainty surrounding the Company's consolidated financial statements, but could also result in compensation expense in the quarter in which the release is made.

     If and when the Performance Shares are earned, the number of shares used to calculate primary net income (loss) per share will increase by the number of Performance Shares earned. Through December 31, 1996, no Performance Shares have been earned or released.

     In December 1996, the Company agreed in principle (subject to required regulatory approvals) with holders of 3,000,000 of these shares and it is negotiating with holders of the remaining 1,000,000 shares to exchange one share of Common Stock for each 6.67 Performance Shares (600,000 common shares in total).

     Shares Eligible for Future Sale; Possible Adverse Effect on Future Market Price. Sale of substantial amounts of shares in the public market or the prospect of such sales or the sales or issuance of convertible securities or warrants could adversely affect the market price of the Company's Common Stock. Other than the 4,000,000 Performance Shares issued to the Company's founders and management (which are currently held in an escrow account and are subject to release upon satisfaction of specified conditions as discussed above) substantially all of the Company's issued and outstanding shares are freely tradable, subject to, in certain circumstances, compliance with Rule 144 or Rule 701 or the effectiveness of a resale registration statement. In addition, as of December 31, 1996, the Company had outstanding options to purchase 3,104,500 shares of Common Stock, warrants to purchase 5,131,000 shares (subject to substantial increase in the event of issuances of common stock for less than $.6875 per share) of Common Stock and debentures convertible into 9,640,000 shares of Common Stock. Furthermore, the Company has reserved approximately 895,500 additional shares of Common Stock for future issuance pursuant to the Company's Stock Option Plan.

     No Dividends. The Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future. The Company's bank credit agreement prohibits the payment of cash dividends without the prior written consent of the lender.

RESULTS OF OPERATIONS

1995 COMPARED WITH 1994

NET LOSS

     The net loss for 1995 was $18,698,441, compared with a net loss of $7,404,436 in 1994. This increase in the net loss of $11,294,005 was primarily the result of operating results reflecting an increasingly competitive marketplace resulting in significantly lower than expected sales, higher than expected returns, and downward pressure on pricing. As a result, during the fourth quarter of 1995, the Company took additional reserves for estimated sales returns and price protection of $5,475,002, wrote off unrecoverable royalty advances of $4,260,532, and reserved for inventory obsolescence of $1,033,389. The Company's total provision for price protection and estimated returns for 1995 were $8,168,461, compared to $459,814 in 1994. The Company's reserve balance for price protection and estimated returns was $5,428,237 at December 31, 1995, compared to $414,275 at December 31, 1994.

NET REVENUES

                                                                                     INCREASE
                                                        1995            1994        (DECREASE)
                                                     -----------     ----------     ----------
    Consumer titles
      Kids Titles..................................  $ 4,256,400     $3,033,940          40%
      Entertainment Titles.........................    6,155,153      2,737,983         125%
                                                     -----------     ----------
                                                     $10,411,553     $5,771,923          80%
                                                     ===========     ==========
    Publisher services.............................  $   569,544     $  489,303          16%
                                                     ===========     ==========

     Net revenue growth from consumer titles in 1995 can be broken down as follows:

                                                                                     INCREASE
                                                        1995            1994        (DECREASE)
                                                     -----------     ----------     ----------
    Retail and Schools -- North America............  $ 6,973,227     $4,736,914          47%
    OEM/Bundling...................................    2,142,083        765,226         180%
    International..................................    1,296,243        269,783         380%
                                                     -----------     ----------
                                                     $10,411,553     $5,771,923          80%
                                                     ===========     ==========

     Increased unit sales in 1995 were aided by the addition of ten new products including the release of two new entertainment titles: Buried In Time and Ripley's Believe It Or Not!: The Riddle of Master Lu and the launch of several new education titles including Franklin's Reading World and NFL Math. Approximately 61% of the Company's total 1995 revenues comprised these four titles. In 1995, 34 titles were available for sale versus 24 titles in 1994. Revenue per title varies due to factors such as consumer appeal, target audience, competitive products, release date, content, and product type. The increase in unit sales was partially offset by a decline in unit prices due to competitive pressure at the retail level.

     Revenue from Publishers Services increased from 1994 due to an increase in work contracted with outside publishers. In January 1996 the Company resolved to focus its efforts on CD-ROM publishing and therefore discontinued its Publisher Services division.

     As discussed above, the Company recognizes income from the sales of its CD-ROM products upon shipment to its distributors net of an allowance for product returns and price protection as, under certain circumstances, products may be returned to the Company rather than "sold through" to consumers.

GROSS MARGIN

                                                      1995                     1994
                                                   -----------              ----------
    COST OF SALES:
      Consumer titles
         Kids Titles.............................  $ 2,624,932              $1,765,684
         Entertainment Titles....................    9,320,963                 974,618
                                                   -----------              ----------
                                                   $11,945,895              $2,740,302
                                                   ===========              ==========
      Publisher services.........................  $   629,936              $  317,066
                                                   ===========              ==========

    GROSS MARGIN:
      Consumer Titles
         Kids Titles.............................  $ 1,631,470       38%    $1,268,256      42%
         Entertainment Titles....................   (3,165,812)     (51)%    1,763,365      64%
                                                                                            --
                                                   -----------      ---     ----------
                                                   $(1,534,342)     (15)%   $3,031,621      53%
                                                   ===========              ==========
      Publisher Services.........................  $   (60,392)     (11)%   $  172,237      35%
                                                   ===========              ==========

     In March 1995, an Affiliated Label Distribution Agreement (the "Affiliated Label Agreement") with Electronic Arts expired and was not renewed. The Company began the process of developing its own retail distribution network primarily to exert more control over sales and distribution activities. The Company expected its gross margins to increase slightly by selling its products directly into the channel. However, as evidenced by fourth quarter results, the Company now finds itself in an increasingly competitive marketplace as more and more multimedia products are being produced and brought to market. Shelf space in the retail outlets is scarce as many products compete for limited retail space. This factor, in addition to the emergence of discount wholesalers and retailers in the marketplace, has put downward pressure on prices and resulted in decreasing margins.

     Sales in the fourth quarter were extremely slow. During the first quarter of 1996, return requests from distributors and retailers significantly exceeded the Company's historical experience. As a result, the Company reserved an additional $5,475,002 for returns and price protection in the fourth quarter of 1995. These reserves related primarily to third quarter 1995 sales. Of this additional reserve, $3,723,002 related to the Company's entertainment titles, and $1,752,000 related to the Company's kids education titles.

     Considering the increased competition in the marketplace and the downward pressure on prices, the Company determined that it may not recoup certain royalties guaranteed and/or paid to third party developers. Accordingly, cost of sales for 1995 reflects a $4,260,532 charge in the fourth quarter of 1995 to write-off unrecoverable royalty advances.

     In fiscal 1995 and 1994, $1,127,833 (of which $1,033,389 was included in the fourth quarter 1995 results) and $298,723 of allowances for obsolete, slow-moving and non-salable inventory was charged to cost of goods sold respectively. The Company does not expect significant increases in such allowances in 1996, based upon new policies and procedures for improved inventory control. There is no guarantee, however, that the Company will be successful in optimizing its inventory levels.

     Cost of sales also includes technology amortization. Technology amortization relating to the Magic Quest acquisition was $532,305 in 1995. The Company capitalized $871,042 as deferred development expenditures at the time of the acquisition in 1994 and the amount was fully amortized by November 1995.

OPERATING EXPENSES

                                                                                    INCREASE
                                                        1995           1994        (DECREASE)
                                                     ----------     ----------     ----------
    Research and development.......................  $4,495,963     $5,056,661     $ (560,698)
    Marketing and sales............................   8,263,739      3,722,789      4,540,950
    Administration.................................   3,477,922      1,922,573      1,555,349
    Depreciation...................................     852,211        529,636        322,575

     Research and Development

     Research and development expenses decreased 11% to $4,495,963 in 1995 from $5,056,661 in 1994. However, the expense for 1994 includes a one-time charge of $1,034,958 related to the Magic Quest acquisition. If this charge was excluded, expenditures would have increased by 9% from 1994. The increased expense reflects the increased complexity and length of the titles developed in 1995.

     Marketing and Sales

     Marketing and sales expenses increased to $8,263,739 in 1995 from $3,722,789 in 1994. This increase is mostly attributable to the Company's development of its internal sales and distribution infrastructure. Additionally, the Company incurred substantial marketing expense in 1995 in launching two new entertainment titles: Buried In Time and Ripley's Believe It Or Not!: The Riddle of Master Lu.

     The Company charged $118,967 and $203,035 to bad debt expense in 1995 and 1994, respectively. The reserve for bad debts at December 31, 1995, was $200,000, compared to $217,000 at December 31, 1994. Although the Company believes that it is adequately reserved for potential bad debts at December 31, 1995, because of the continued competitive pressures in the marketplace and downward pricing pressures there can be no assurances that significant additional allowances for doubtful accounts may not be needed in the future.

     Administration

     Administration expenses were higher in 1995 reflecting increased infrastructure necessary to support the Company's overall growth. Administration expenses in 1995 include a charge of $429,000 related to a warrant to purchase 100,000 shares of the Company's common stock issued to the Company's line of credit bank in connection with the original Loan Agreement.

     Depreciation

     Depreciation increased to $852,211 in 1995 from $529,636 in 1994 as a result of continued purchases of the necessary hardware and tools to support the production of new CD-ROM titles.

1994 COMPARED WITH 1993

NET LOSS

     The net loss for 1994 was $7,404,436, compared with a net loss in 1993 of $4,221,569. The increased net loss of $3,182,867 was primarily the result of lower gross margins and higher research and development as well as sales and marketing expenses offsetting the growth in revenues.

NET REVENUES

                                                                                    INCREASE
                                                           1994          1993      (DECREASE)
                                                        ----------     --------    ----------
    Consumer titles...................................  $5,771,923     $749,895        670%
    Publisher services................................     489,303      675,076        (28)%

     The net revenue increase from consumer titles in 1994 reflected an increase in titles and an increase in units sold for certain titles. In 1994, 24 titles were available versus 8 titles in 1993. Revenue per title varied due to factors such as consumer appeal, target audience, available competitive products, release date, content, and product type. No material price increase contributed to the increase in revenues.

     Revenues from Publisher Services decreased slightly as a result of the closure of the Ottawa office and the Company's decisions to focus the efforts of the Publisher Services division on the publishing industry and to concentrate these efforts in the Dallas office. The Ottawa office accounted for $220,000 in sales during 1993. Because of the Company's focus on CD-ROM publishing, revenues from the Publisher Services Division accounted for less than 10% of the Company's total revenues.

GROSS MARGIN

                                                                                     INCREASE
                                                          1994           1993       (DECREASE)
                                                       ----------     ----------    ----------
    COST OF SALES:
      Consumer titles................................  $2,740,302     $  474,071        478%
      Publisher services.............................     317,066        520,082        (39)%

    GROSS MARGIN:
      Consumer Titles................................         53%            37%
      Publisher Services.............................         35%            23%

     The increase in gross margin on consumer titles resulted primarily from a higher proportion of licensing and OEM revenue, partially offset by technology amortization relating to the Magic Quest acquisition and an increase in royalty payments. In 1994, $298,723 of allowances for obsolete, slow-moving and non-salable inventory was charged to cost of goods sold. There was no such provision in 1993 as the Company's inventory levels were minimal. In 1994, the majority of the sales were made directly to retailers while in 1993 the majority of sales were through OEM channels, where goods were not delivered in full retail packaging. Royalty payments increased from $25,000 in 1993 to $328,679 in 1994.

     During 1994 and 1993, 37% and 49% respectively of net sales were to EA under the Affiliated Label Agreement. On March 30, 1995, the Affiliated Label Agreement with EA expired and was not renewed.

     Technology amortization relating to the Magic Quest acquisition was $338,737 in 1994. The Company capitalized $871,042 as deferred development expenditures at the time of the acquisition and the net balance was fully amortized by November 1995.

OPERATING EXPENSES

                                             1994           1993         INCREASE     % INCREASE
                                          ----------     ----------     ----------    ----------
    Research and development............  $5,056,661     $1,980,884     $3,075,777       155%
    Marketing and sales.................   3,722,789      1,098,043      2,624,746       239%
    Administration......................   1,922,573      1,551,334        371,239        24%
    Depreciation........................     529,636        236,566        293,070       124%

     Research and Development

     Research and development expenses increased $3,075,777 or 155% in 1994. The increased expense reflects the costs associated with the development of new CD-ROM titles and the conversion of existing titles from the Macintosh to PC platforms. The Company released 13 new products in 1994 compared to 7 in 1993. In addition, the increase in research and development reflected a charge of $1,034,958 related to the Magic Quest acquisition.

     Marketing and Sales

     Marketing and sales expenses increased from $1,098,043 in 1993 to $3,722,789 in 1994. This increase was attributable to increased marketing activities as a result of the increase in new titles, and to direct marketing and sales of Magic Quest titles to retailers. The Company also charged $203,035 and $65,567 to bad debt expense in 1994 and 1993, respectively. The increase in bad debt provision was consistent with the increased sales from 1993 to 1994.

     Administration

     Administration expenses were higher in 1994 reflecting increased infrastructure necessary to support the Company's increased product development and marketing activities. As a percentage of sales, these expenses decreased from 109% in 1993 to 31% in 1994.

     Depreciation

     Depreciation increased from $236,566 in 1993 to $529,636 in 1994 as a result of leasehold improvements for the San Mateo office and Victoria studio, the addition of the Magic Quest office and continued purchases of the necessary hardware and tools to support the production of new CD-ROM titles.

NEW ACCOUNTING STANDARDS

     See discussion at note 3(m) to the consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report:
  Year Ended December 31, 1993........................................................   28
Independent Auditors' Report:
  Year Ended December 31, 1994........................................................   29
Independent Auditors' Report:
  Year Ended December 31, 1995........................................................   30
Consolidated Balance Sheets:
  December 31, 1995 and 1994..........................................................   31
Consolidated Statements of Operations:
  Years Ended December 31, 1995, 1994 and 1993........................................   32
Consolidated Statements of Stockholders' Equity (Deficit):
  Years Ended December 31, 1995, 1994 and 1993........................................   33
Consolidated Statements of Cash Flows:
  Years Ended December 31, 1995, 1994 and 1993........................................   34
Notes to Consolidated Financial Statements............................................   35

Consolidated Financial Statement Schedules
Supplemental Schedule II -- Valuation and Qualifying Accounts; Years Ended December
  31, 1995, 1994 and 1993.............................................................   48

                          INDEPENDENT AUDITORS REPORT

To the Shareholders of
Sanctuary Woods Multimedia Corporation

     We have audited the consolidated statements of shareholders' equity, operations and changes in financial position of Sanctuary Woods Multimedia Corporation and its subsidiaries for the twelve months ended December 31, 1993 not presented separately herein as reported in Canadian currency and prepared in accordance with Canadian generally accepted accounting principles. Our audit also included the 1993 consolidated financial statement schedules listed in Item 14(a)(2). These consolidated financial statements and financial schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the results of its operations and the changes in financial position of the company for the twelve months ended December 31, 1993, in accordance with generally accepted accounting principles accepted in Canada and as reported in Canadian currency. As required by the Company Act of the Province of British Columbia, we report that, in our opinion, these principles have been applied on a consistent basis. Also, in our opinion, such 1993 financial statement schedules, when considered in relation to the basic consolidated financial statements as a whole, present fairly in all material respects the information set forth therein.

     We have also audited the reconciling differences between Canadian and United States generally accepted accounting principles as presented in Canadian currency for 1993, which are the responsibility of the company's management. In our opinion, such reconciling differences present fairly the information shown therein.

                                          Chambers, Phillips & Co.
                                          Chartered Accountants

Vancouver, B.C. February 9, 1994 (except for comments above on reconciling differences between Canadian and United States generally accepted accounting principles which are as of September 20, 1995).

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Sanctuary Woods Multimedia Corporation

     We have audited the consolidated balance sheet of Sanctuary Woods Multimedia Corporation and its subsidiaries (the "Company") as of December 31, 1994, and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the 1994 consolidated financial statement schedule listed in the Index on page 27. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the 1994 consolidated financial statement schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States. Also, in our opinion, the 1994 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     Effective July 1, 1994, the Company changed its functional currency to United States dollars from Canadian dollars, and effective November 1, 1994, the Company changed its reporting currency to United States dollars from Canadian dollars. In addition, the 1994 financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The 1993 consolidated financial statements have been restated to be presented in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States to conform to the 1994 presentation.

     We have also audited the translation adjustments that were applied to restate the 1993 consolidated financial statements, which were audited by other auditors who expressed an unqualified opinion on those statements in their report dated February 9, 1994 (except for certain comments which are as of September 20, 1995), to give retroactive effect to the change in presentation to United States dollars. In our opinion, such translation adjustments are appropriate and have been properly applied.

DELOITTE & TOUCHE

Chartered Accountants
Vancouver, Canada
February 23, 1995 (except for Note 2
which is as of March 10, 1995 and Notes 9 and 15 which are as of September 20, 1995)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sanctuary Woods Multimedia Corporation:

     We have audited the accompanying consolidated balance sheet of Sanctuary Woods Multimedia Corporation as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1995. Our audit also included the 1995 consolidated financial statement schedule appearing on page 48. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our report dated April 12, 1996, we disclaimed an opinion on the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 1995 because of the possible material effects of the uncertainty about the Company's ability to continue as a going concern. As discussed in Note 2, the Company received $5,302,000 from the issuance of convertible subordinated debentures in September 1996 and has reduced and amended its bank credit line. Accordingly, our present opinion on the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 1995, as expressed herein, is different from our prior report on the 1995 consolidated financial statements and consolidated financial statement schedule.

     In our opinion, the accompanying 1995 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995, and the results of its operations and its cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the accompanying consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

San Francisco, California
October 11, 1996

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                                      1995             1994
                                                                  ------------     ------------
                                            ASSETS
CURRENT ASSETS:
  Cash..........................................................  $     11,484     $  2,669,431
  Accounts receivable...........................................     1,308,603        2,918,258
  Inventories...................................................     1,977,858          700,225
  Prepaid and deferred royalties................................        80,000        1,784,470
  Prepaid expenses..............................................       662,179          387,235
                                                                  ------------     ------------
          Total current assets..................................     4,040,124        8,459,619
                                                                  ------------     ------------
PROPERTY AND EQUIPMENT..........................................     2,367,589        2,211,532
PREPAID AND DEFERRED ROYALTIES..................................       181,000        1,321,500
DEFERRED DEVELOPMENT EXPENDITURES...............................                        532,305
LICENSES AND OTHER INTANGIBLES..................................         9,921          324,458
                                                                  ------------     ------------
TOTAL ASSETS....................................................  $  6,598,634     $ 12,849,414
                                                                  ============     ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Bank line of credit...........................................  $  1,800,000     $
  Accounts payable..............................................     2,486,497        1,478,683
  Accrued expenses..............................................     1,557,648          416,968
  Royalty obligations...........................................       480,884          200,000
  Current portion of capital lease obligations..................        29,626
                                                                  ------------     ------------
          Total current liabilities.............................     6,354,655        2,095,651
                                                                  ------------     ------------
LONG-TERM ROYALTY OBLIGATIONS...................................       581,000          770,000
CAPITAL LEASE OBLIGATIONS.......................................        20,359
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
  Authorized, 100,000,000 common shares, no par value; issued and outstanding, 22,153,580 and 19,950,263 common shares in
     1995 and 1994..............................................    31,754,188       23,396,255
  Accumulated deficit...........................................   (31,359,942)     (12,661,501)
  Accumulated translation adjustments...........................      (751,626)        (750,991)
                                                                  ------------     ------------
          Total stockholders' equity (deficit)..................      (357,380)       9,983,763
                                                                  ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)............  $  6,598,634     $ 12,849,414
                                                                  ============     ============

                See notes to consolidated financial statements.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                         1995            1994            1993
                                                     ------------     -----------     -----------
SALES:
  Consumer titles..................................  $ 10,411,553     $ 5,771,923     $   749,895
  Publisher services...............................       569,544         489,303         675,076
                                                     ------------     -----------     -----------
          Total sales..............................    10,981,097       6,261,226       1,424,971
                                                     ------------     -----------     -----------
COST OF SALES:
  Consumer titles..................................    11,413,590       2,401,565         439,468
  Technology amortization..........................       532,305         338,737          34,603
  Publisher services...............................       629,936         317,066         520,082
                                                     ------------     -----------     -----------
          Total cost of sales......................    12,575,831       3,057,368         994,153
                                                     ------------     -----------     -----------
GROSS MARGIN (DEFICIT).............................    (1,594,734)      3,203,858         430,818
                                                     ------------     -----------     -----------
OPERATING EXPENSES:
  Research and development.........................     4,495,963       5,056,661       1,980,884
  Marketing and sales..............................     8,263,739       3,722,789       1,098,043
  Administration...................................     3,477,922       1,922,573       1,551,334
  Depreciation.....................................       852,211         529,636         236,566
                                                     ------------     -----------     -----------
          Total operating expenses.................    17,089,835      11,231,659       4,866,827
                                                     ------------     -----------     -----------
LOSS BEFORE OTHER INCOME (EXPENSE).................   (18,684,569)     (8,027,801)     (4,436,009)
                                                     ------------     -----------     -----------
OTHER INCOME (EXPENSE)
  Foreign exchange gain (loss).....................        (4,307)        378,951
  Interest and other income (expense)..............        (9,565)        244,414         214,440
                                                     ------------     -----------     -----------
          Total other income (expense).............       (13,872)        623,365         214,440
                                                     ------------     -----------     -----------
NET LOSS...........................................  $(18,698,441)    $(7,404,436)    $(4,221,569)
                                                     ============     ===========     ===========
PRIMARY AND FULLY DILUTED NET LOSS PER SHARE.......  $      (1.11)    $     (0.53)    $     (0.46)
                                                     ============     ===========     ===========
SHARES USED IN COMPUTATION.........................    16,873,748      13,993,675       9,231,421
                                                     ============     ===========     ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   YEARS ENDED DECEMBER 31, 1995, 1994, 1993

                                                                            ACCUMULATED
                                    COMMON                   ACCUMULATED    TRANSLATION
                                    SHARES       AMOUNT        DEFICIT      ADJUSTMENTS    TOTAL
                                  ----------   -----------   ------------   ---------   ------------
Balances, January 1, 1993.......  11,442,599   $ 2,943,971   $ (1,035,496)  $(118,256)  $  1,790,219
  Exercise of warrants..........     570,000       812,489                                   812,489
  Exercise of stock options.....     703,482       906,444                                   906,444
  Shares issued for cash........   1,500,000     3,296,764                                 3,296,764
  Stock option compensation.....                   225,004                                   225,004
  Accumulated foreign currency
     translation adjustments....                                             (210,036)      (210,036)
  Net loss......................                               (4,221,569)                (4,221,569)
                                  ----------   -----------   ------------   ---------   ------------
Balances, December 31, 1993.....  14,216,081     8,184,672     (5,257,065)   (328,292)     2,599,315
  Exercise of warrants..........     164,168       436,671                                   436,671
  Exercise of stock options.....     453,764       685,007                                   685,007
  Shares issued for cash........   2,650,000    11,933,809                                11,933,809
  Shares issued on acquisition
     of subsidiary..............   2,106,250     1,838,791                                 1,838,791
  Stock option compensation.....                   317,305                                   317,305
  Accumulated foreign currency
     translation adjustments....                                             (422,699)      (422,699)
  Net loss......................                               (7,404,436)                (7,404,436)
                                  ----------   -----------   ------------   ---------   ------------
Balances, December 31, 1994.....  19,590,263    23,396,255    (12,661,501)   (750,991)     9,983,763
  Exercise of warrants..........       8,000        22,905                                    22,905
  Exercise of stock options.....     555,317     1,033,617                                 1,033,617
  Shares issued for cash........   2,000,000     7,168,868                                 7,168,868
  Stock option compensation.....                   132,543                                   132,543
  Accumulated foreign currency
     translation adjustments....                                                 (635)          (635)
  Net loss......................                              (18,698,441)               (18,698,441)
                                  ----------   -----------   ------------   ---------   ------------
Balances, December 31, 1995.....  22,153,580   $31,754,188   $(31,359,942)  $(751,626)  $   (357,380)
                                  ==========   ===========   ============   =========   ============

                See notes to consolidated financial statements.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                         1995            1994            1993
                                                     ------------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................  $(18,698,441)    $(7,404,436)    $(4,221,569)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization.................     1,709,552         975,859         288,294
     Research and development purchased............            --       1,034,958
     Write-off of deferred development
       expenditures................................            --              --         368,268
     Stock option compensation.....................       132,543         317,305         225,004
     Changes in assets and liabilities
       Accounts receivable.........................     1,609,655      (2,780,750)        (73,530)
       Inventories.................................    (1,277,633)       (649,537)        (44,146)
       Prepaid royalties and expenses..............     2,661,911      (1,847,225)       (611,537)
       Licenses and other intangibles..............       (10,500)        (74,314)       (349,893)
       Accounts payable............................     1,007,814       1,233,147         154,466
       Accrued expenses............................     1,140,680         285,464         131,504
                                                     ------------     -----------     -----------
          Net cash used in operating activities....   (11,724,419)     (8,909,529)     (4,133,139)
                                                     ------------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...............      (958,283)     (1,817,911)       (553,746)
  Cash paid for acquisitions.......................            --              --        (233,611)
                                                     ------------     -----------     -----------
          Net cash used in investing activities....      (958,283)     (1,817,911)       (787,357)
                                                     ------------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock.........................     8,225,390      13,055,487       5,015,697
  Net borrowings on bank line of credit............     1,800,000              --              --
  Repayments on note payable.......................            --         (76,032)        (33,113)
  Repayments of loans from related party...........            --              --         (73,967)
                                                     ------------     -----------     -----------
          Net cash provided by financing
            activities.............................    10,025,390      12,979,455       4,908,617
                                                     ------------     -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH............          (635)       (363,294)             --
                                                     ------------     -----------     -----------
NET INCREASE (DECREASE) IN CASH....................    (2,657,947)      1,888,721         (11,879)
CASH, BEGINNING OF YEAR............................     2,669,431         780,710         792,591
                                                     ------------     -----------     -----------
CASH, END OF YEAR..................................  $     11,484     $ 2,669,431     $   780,712
                                                     ============     ===========     ===========
CASH PAID DURING THE YEAR FOR:
  Interest.........................................  $     73,972     $     2,237     $     8,531
  Income taxes.....................................         1,600
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock on Magic Quest
     acquisition...................................                   $ 1,838,791
  Issuance of note payable on Literatek
     acquisition...................................                                   $   109,145
  Capital lease obligations........................  $     49,985

                See notes to consolidated financial statements.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.  NATURE OF OPERATIONS AND CHANGE IN FISCAL YEAR-END

     Sanctuary Woods Multimedia Corporation and its subsidiaries (the "Company") develop, market and distribute interactive multimedia software products ("consumer titles") targeted at the children's education market. Products are sold primarily through distributors into retail outlets. Sales are also made directly to schools, hardware manufacturers and bundlers (OEM), and to international distributors. Revenue is also generated from licensing and other activities related to the Company's products and intellectual properties. Prior to 1996, the Company published interactive entertainment products and provided interactive multimedia services to trade and textbook publishers.

     In 1996, the Board of Directors determined that it would be in the best interests of the Company and its shareholders to change the Company's reporting and tax fiscal year to March 31 from December 31. The change was effected April 1, 1996.

2.  HISTORICAL OPERATING LOSSES AND CERTAIN MANAGEMENT ACTIONS

  1995 Net Loss

     The Company incurred a net loss of $18,698,441 in 1995. Net cash used by operating activities in 1995 was $11,724,419. At December 31, 1995 the Company had cash of $11,484 and bank borrowings of $1,800,000 which were due April 15, 1996. A number of factors contributed to the Company's 1995 net loss. Sales of the Company's products in the fourth quarter 1995 were significantly below expectations and the Company experienced significantly higher than expected returns. In light of the continued competitive pressures in the marketplace, inventory levels in the retail channel, the introduction of competitive products, downward pricing pressures and the focusing of the Company's operations and cash resources on products targeted at the children's education markets, in the fourth quarter of 1995 the Company accelerated write-offs of certain prepaid and deferred royalties and made additional provisions for returns, price protection and inventory obsolescence.

     The Company's 1995 net loss included certain significant adjustments recorded in the fourth quarter related to these matters as follows:

        Estimated sales returns and price protection....................  $ 5,475,002
        Write-offs of unrecoverable prepaid and deferred royalties......    4,260,532
        Provision for inventory obsolescence............................    1,033,389
        Write-offs of licenses and other intangibles....................      235,000
                                                                          -----------
                  Total.................................................  $11,003,923
                                                                          ===========

  Calendar 1996 Operations

     Beginning in 1996, the Company commenced reorganization of its operations. A major part of that reorganization involved ceasing publication of new entertainment titles and eliminating the Publisher Services Division. During 1996, the Company instituted measures to improve operations and cash flows. Specific items accomplished through October 11, 1996 included the following:

     - Appointment of a new Chairman, President and Chief Executive Officer, Vice President of Marketing, and a Controller, and promotion of the Vice President of the Education Division to Senior Vice President.

     - Reduction of head count from 148 employees at December 31, 1995 to 43 at October 11, 1996 and elimination of many part-time, temporary and contract positions.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

     - Ceasing publication of new entertainment titles.

     - Closure of the Publisher Services Division.

     - Sale of substantially all of the fixed assets of the Entertainment Division. This included the sale of the studio in Victoria, British Columbia during May 1996 for $1,900,000, of which $500,000 was used to reduce bank borrowings. The gain on the sale of the studio, included in other income for the three months ended June 30, 1996, totaled $897,260.

     - Reduction by $1,822,000 the outstanding borrowings under the bank line of credit from its January 1996 peak level of $2,572,000 to $750,000 at October 11, 1996.

     - A 10% reduction in senior management salaries.

     - Termination of all software development projects through outside developers.

     - The hiring of Strategic Marketing Partners to represent the Company's product line in the retail distribution channel.

     - Sale in June 1996 of certain entertainment product rights to one of its licensors in consideration for a $429,688 reduction in royalty obligations. Such sale was included as licensing revenue in the three months ended June 30, 1996. The transaction also encompassed the issuance of 175,000 shares of the Company's common stock in consideration of an additional $120,000 reduction in royalty obligations.

     - Sale in June 1996 of other entertainment product rights for $150,000.

     In the three months ended March 31, 1996, the Company incurred a net loss of $4,514,171. In the three months ended June 30, 1996, the Company reported net income of $342,978 primarily due to the $897,260 gain recognized on the sale of the Company's studio in Victoria, British Columbia.

  March 1996 Financing

     In February and March 1996, the Company privately placed for cash $1,500,000 principal amount of 10% convertible notes. These notes included $100,000 principal amount of notes sold to two of the Company's officers. In June 1996, all of the notes, plus accrued interest, were converted into 3,077,584 shares of common stock, the holders of which have certain registration rights. In connection with the issuance of the notes, warrants were issued to purchase a total of 1,875,000 shares of common stock at an exercise price of $.50 per share. In June 1996, certain of the convertible note holders exercised, for $750,000 in cash, warrants to purchase 1,500,000 shares of stock. The holders of these shares have certain registration rights.

  Bank Line of Credit

     The Company has a revolving bank line of credit which expires April 3, 1997 and provides for working capital borrowings not to exceed $750,000. Borrowings under the line of credit are limited to 65% of eligible trade accounts receivable. Interest is payable based on the bank's prime rate plus 2.50% (4% if the Company is out of compliance with its borrowing base) and was 10.75% at June 30, 1996.

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

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

     As part of the consideration for the original revolving credit facility, the bank was granted a warrant to purchase 100,000 shares of common stock at $2.80 per share (the fair market value of the Company's common stock at March 10, 1995). This warrant contained a stock appreciation right which when exercised resulted in a non-cash charge to administrative expenses in the second quarter of 1995 totaling $395,000 based upon the $6.75 per share fair market value of the Company's common stock at the notice date. On October 25, 1995 the Company paid the bank $428,750 in settlement of the stock appreciation right and recorded an additional $33,750 of expense related to this payment.

     In connection with the 1996 amendments to the bank credit agreement, the Company issued the Bank warrants to purchase 400,000 (subject to adjustment to not more than 600,000 shares in certain events) shares of common stock at prices from $.50 to $.5625 per share and agreed to pay $69,626 in fees and legal expenses.

  September 1996 Convertible Subordinated Debenture Issue

     In September 1996, the Company privately placed for cash $5,302,000 in 8% convertible debentures due July 31, 1999. Interest is payable annually in arrears and is to be paid only in shares of the Company's common stock valued at a price equal to the average closing price for the ten trading days prior to the date of payment. Interest will continue to accrue until the debentures are paid or converted. The debentures will be shown on the Company's consolidated balance sheet as long-term debt.

     The debentures are convertible into shares of the Company's common stock at the rate of one share for each $.55 of principal (9,640,000 shares) plus accrued interest. The debentures are automatically converted on July 31, 1999 or upon occurrence of either of the following events: (a) the Company's obtaining any equity financing in an amount not less than $2,000,000 at prices not less than $1.00 per share or (b) the common stock of the Company having closed trading at a price of $1.375 or more per share for any 21 trading days in any consecutive 40 day trading period. From April 1, 1997 to July 31, 1999 the debentures are convertible at the option of the holder. The debentures are subordinate to senior debt and to the security interest of the Company's bank. The Company may prepay the debentures at any time without penalty.

     The Company issued to each purchaser of the debentures a warrant to purchase one share of common stock for each $2.00 invested or 2,651,000 shares (subject to substantial increase in the event of issuances of common stock for less than $.6875 per share) in total. Each warrant may be exercised at a price of $.6875 per share until September 1999.

     The holders of stock issued upon conversion of debentures or exercise of warrants have certain rights to have these shares registered.

     At October 11, 1996, the Company had cash of $2,800,000 and bank borrowings of $750,000. Management believes that the Company's existing cash resources, cash flows from operations and additional proceeds, if necessary, from debt or equity financing (including the exercise of warrants) will enable the Company to comply with its bank covenants through April 3, 1997 and meet its financial obligations and conduct its operations through September 30, 1997.

3.  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (U.S. GAAP).

     a. Consolidation. The consolidated financial statements include the accounts of Sanctuary Woods Multimedia Corporation (a Canadian corporation) and its wholly-owned subsidiaries, Magic Quest Inc. (California, U.S.A.) and Sanctuary Woods Multimedia Inc. (Nevada, U.S.A.). All intercompany balances and transactions are eliminated in consolidation.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

     b. Foreign Currency Translation. The consolidated financial statements are stated in U.S. dollars. Assets and liabilities of foreign operations that have a different functional currency are translated into their U.S. dollar equivalents based on the rate of exchange as of the balance sheet dates. Revenue and expense accounts are translated based on average rates of exchange during the period. Gains or losses resulting from foreign currency translation are reported as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the statements of operations.

     c. Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     d. Inventories consist of finished goods and raw materials and are stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company estimates the net realizable value of inventories based on anticipated future revenues. It is reasonably possible that such estimates of anticipated future revenues will be significantly reduced in the near term due to competitive pricing pressures. In the event that inventory cannot be sold above its estimated net realizable value, the Company could incur significant additional write-offs in the near term.

     e. Prepaid and Deferred Royalties represent prepayments made and current guaranteed minimum payments to be made under licensing and development agreements. Prepaid and deferred royalties are expensed as cost of goods sold based on actual net product sales and are classified as current or noncurrent based upon estimated product sales within the next year. Management estimates the future value of prepaid and deferred royalties quarterly and any amounts that management deems unlikely to be recouped through anticipated product sales are charged to cost of goods sold.

     Royalty Obligations represent guaranteed minimum royalty payments to be made pursuant to contractual license agreements. Generally, royalties are calculated based on a percentage of sales ranging from 5% to 35%. Royalty expense was $7,233,046, $330,185 and $53,412 in 1995, 1994 and 1993,
respectively. Such 1995 royalty expense includes write-offs of prepaid and deferred royalties totalling $4,260,532 (see Note 2).

     f. Property and Equipment are recorded at cost and depreciation is provided using the declining balance method over the following useful lives:

        Computer equipment..................................................  3 years
        Computer software...................................................  3 years
        Furniture and equipment.............................................  5 years

     Leasehold improvements are amortized using the straight-line method over the term of the lease.

     g. Technology Amortization represents the amortization of the cost of technology acquired through the 1994 acquisition of Magic Quest Inc. and relates to products for which technological feasibility had been established. Amortization of the deferred development expenditures commenced in 1994 upon release of such products and is included in cost of sales. Amounts were amortized using the straight-line method and were fully amortized as of December 31, 1995.

     h. Research and Development Expenses. Software development costs incurred prior to achieving technological feasibility are treated as research and development expenses and are expensed as incurred. All software development costs incurred by the Company in 1995, 1994 and 1993 have been expensed.

     The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain factors affecting the Company's products, including, but not limited to, anticipated future gross revenues, estimated

                     SANCTUARY WOODS MULTIMEDIA CORPORATION
economic life and changes in software and hardware technologies. Amounts that could have been capitalized after consideration of the above factors, were immaterial and, therefore, no costs have been capitalized.

     i. Licenses and Other Intangibles. The Company capitalizes costs relating to the acquisition of licenses, copyrights and trademarks. These costs are capitalized until the related products are available for sale, at which time they are amortized against income using the straight-line method over management's estimate of the economic lives of the underlying assets, generally five years. In the fourth quarter of 1995, such estimates of the economic lives were significantly reduced and $235,000 of licenses and other intangibles were written-off.

     j. Revenue Recognition. Revenue from product sales is recognized when products are shipped. The Company provides estimated reserves for future returns and price protection. It is reasonably possible that actual future returns and price protection allowances could exceed such estimates. As a result, the Company's reserves could be significantly increased in the near term.

     Certain revenue from sales and licensing agreements is recognized when the Company fulfills its obligations under the related agreements. These include the Company's delivery of software and associated documentation to the licensee in reproducible form. Royalty income from subsequent product sales during the licensing period is recorded in the period the products are sold by the licensee.

     Revenue from publisher services was recognized when earned.

     k. Income taxes are recorded using the asset and liability approach as defined by the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

     l. Net income (loss) per share. Primary earnings per share equals net income (loss) divided by the weighted average number of shares outstanding after giving effect to dilutive stock options and warrants. The weighted average number of shares used in computing primary net income (loss) per share excludes 4,000,000 performance shares issued and outstanding but not yet earned (see note
15).

     Fully diluted earnings per share equals net income (loss) divided by the weighted average number of shares outstanding after giving effect to dilutive stock options and warrants, the 4,000,000 performance shares and other dilutive securities, if not anti-dilutive.

     Net loss per share calculations of all periods presented exclude the effects of 12,291,000 contingently issuable common shares (subject to substantial increase in certain events) related to the September 1996 issuance of convertible subordinated debentures and related warrants (see Note 2).

     m. New accounting standards. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" in the three months ended March 31, 1996. SFAS No. 123 establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed under the provisions of SFAS No. 123, the Company has chosen to continue using the intrinsic value-based method of option valuation ("APB 25") and provide pro forma disclosures of net income (loss) and earnings (loss) per share as if the accounting provisions of SFAS No. 123 had been adopted.

     The Company adopted SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of " in 1996. SFAS No. 121 establishes recognition and measurement criteria for losses whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. There was no effect on the Company's consolidated financial statements as a result of the adoption of SFAS No. 121.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

4.  ACQUISITIONS

     a. Magic Quest Inc. Pursuant to an Agreement and Plan of Merger dated as of May 27, 1994 the Company acquired Magic Quest Inc., a California corporation, effective June 30, 1994. The Company issued 2,373,709 shares of its common stock to the former shareholders of Magic Quest (which became a wholly-owned subsidiary accounted for by the purchase method).

     The Company has recorded the value of the common stock issued in the merger at an aggregate amount of $1,838,791. The Company incurred a total of $437,984 of expenses in connection with the merger, resulting in a total recorded purchase price of $2,276,775. Based on appraised values, utilizing a discounted cash flow analysis applied to each of Magic Quest Inc.'s product lines and reference to the Company's software capitalization policies, $871,042 of the purchase price was allocated to purchased developed software technology which was capitalized as deferred development expenditures, (of which $532,305 and $338,737 was amortized during 1995 and 1994 respectively). The remaining $1,034,958 was allocated to in-process research and development and charged to operations during 1994 because technological feasibility had not been established and no alternative future uses existed at the acquisition date.

        Net assets acquired:
          Capital assets.................................................  $  370,775
          Developed software technology..................................     871,042
          In-process research and development............................   1,034,958
                                                                           ----------
                  Total..................................................  $2,276,775
                                                                           ==========

     The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of 1993. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

                                                               1994            1993
                                                            -----------     -----------
        Net sales.........................................  $ 6,663,633     $ 2,110,507
                                                            ===========     ===========
        Net loss..........................................  $(8,367,323)    $(5,755,385)
                                                            ===========     ===========
        Net loss per common share.........................  $     (0.60)    $     (0.62)
                                                            ===========     ===========

     b. Mind F/X Inc. On July 31, 1993, the Company purchased 100% of the common shares of Mind F/X Inc., an Ontario based company which produced CD-ROM titles for the home education market. This business combination has been accounted for by the purchase method and the only assets acquired were the capital assets and a 50% ownership in the Literatek Joint Venture. Subsequently, Mind F/X was dissolved and its assets distributed to the Company.

        Net assets acquired:
          Capital assets..................................................  $ 18,335
          Intangible assets...............................................   106,131
                                                                            --------
                  Total...................................................  $124,466
                                                                            ========
        Consideration given -- cash.......................................  $124,466
                                                                            ========

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

     c. Literatek Joint Venture. On September 29, 1993, the Company acquired the remaining 50% interest (see Note 4b) in the Literatek Joint Venture for consideration of $218,290. This business combination has been accounted for by the purchase method.

        Net assets acquired -- intangible assets..........................  $218,290
        Consideration given:
          Cash............................................................  $109,145
          Note payable....................................................   109,145
                                                                            --------
                  Total...................................................  $218,290
                                                                            ========

     This acquisition, in conjunction with that disclosed in Note 4(b), allowed the Company to obtain 100% of the joint venture and all rights to products owned by the joint venture. These costs were classified as other intangibles and were fully written-off as of December 31, 1995.

5.  ACCOUNTS RECEIVABLE

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

     Accounts receivable as of December 31 consisted of:

                                                                    1995            1994
                                                                 -----------     ----------
    Accounts receivable -- trade...............................  $ 6,936,840     $3,549,533
    Less allowances for:
      Doubtful accounts........................................     (200,000)      (217,000)
      Sales returns and allowances.............................   (5,428,237)      (414,275)
                                                                 -----------     ----------
    Accounts receivable -- net.................................  $ 1,308,603     $2,918,258
                                                                 ===========     ==========

     As a result of reduced fourth quarter 1995 sales and significant requests for returns in the three months ended March 31, 1996, the Company provided $5,475,002 for returns and price protection in the fourth quarter of 1995. These reserves relate to product sold in third quarter of 1995 (see Note 2). Sales returns and allowances as of December 31, 1994 primarily represent an allowance for estimated returns resulting from the termination of a distribution agreement.

6.  INVENTORIES

     Inventories as of December 31 consisted of:

                                                                      1995          1994
                                                                   ----------     --------
    Finished goods...............................................  $2,532,033     $660,638
    Raw materials................................................     963,825      338,310
                                                                   ----------     --------
                                                                    3,495,858      998,948
    Less allowance for obsolete, slow-moving and non-salable
      inventories................................................  (1,518,000)    (298,723)
                                                                   ----------     --------
    Inventories, net.............................................  $1,977,858     $700,225
                                                                   ==========     ========

     Inventory write-downs were $1,033,389 in 1995.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

7.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consisted of:

                                                                    1995            1994
                                                                 -----------     ----------
    Computer equipment.........................................  $ 2,451,876     $1,832,626
    Computer software..........................................      516,427        404,048
    Furniture and equipment....................................      840,913        626,407
    Leasehold improvements.....................................      270,028        207,895
                                                                 -----------     ----------
              Total............................................    4,079,244      3,070,976
    Less accumulated depreciation..............................   (1,711,655)      (859,444)
                                                                 -----------     ----------
    Property and equipment, net................................  $ 2,367,589     $2,211,532
                                                                 ===========     ==========

     As discussed in Note 2, in May 1996 the Company sold its Victoria, British Columbia studio. At December 31, 1995, net property and equipment included approximately $1,000,000 related to such operations.

8.  LICENSES AND OTHER INTANGIBLES

     Licenses and other intangibles at December 31 consisted of:

                                                                     1995          1994
                                                                   ---------     ---------
    Trademarks and copyrights....................................  $  53,960     $  49,390
    Product licenses.............................................    405,608       399,679
                                                                   ---------     ---------
                                                                     459,568       449,069
    Less accumulated amortization................................   (449,647)     (124,611)
                                                                   ---------     ---------
    Licenses and other intangibles, net..........................  $   9,921     $ 324,458
                                                                   =========     =========

The amount of amortization of licenses and intangibles (see Note 3) included in cost of sales is as follows:

                1995..............................................  $325,036
                1994..............................................   107,486
                1993..............................................    17,125

9.  COMMON STOCK, OPTIONS AND WARRANTS

     On July 14, 1995, the Company issued for cash 2,000,000 shares of common stock at $4.00 per share.

     STOCK OPTIONS. Stock options for employees, officers, independent contractors and directors are granted by the Board of Directors subject to approval by the Vancouver Stock Exchange.

     Prior to August 1995, options were granted at a discount of 10-15% to fair market value. Under the provisions of APB 25, the Company recorded as compensation expense an amount equal to the difference between the fair market value of the stock and the exercise price of the option at the date of grant or repricing. The related expense is amortized over the option vesting period. Compensation expense was $132,543, $317,305 and $225,104 in 1995, 1994 and 1993,
respectively.

     In August 1995, the Company adopted a fixed option plan which, as amended, allows the Company to grant options for up to 1,970,000 shares of common stock. Under the plan, the exercise price of each option equals the market price of the Company's stock on the date of grant. The options generally vest over a three-year period and expire five years from the date of grant.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

     Option activity is summarized as follows:

                                                                     OUTSTANDING OPTIONS
                                                                   ------------------------
                                                                    NUMBER       PRICE PER
                                                                   OF SHARES       SHARE
                                                                   ---------     ----------
    Balances, January 1, 1993....................................    851,002     $ .79-1.34
      Granted....................................................  1,043,500     $1.89-6.34
      Exercised..................................................   (673,482)    $ .75-3.90
                                                                   ---------
    Balances, December 31, 1993..................................  1,221,020     $ .76-6.34
      Granted....................................................  1,096,000     $1.85-4.50
      Exercised..................................................   (453,764)    $ .71-1.85
      Canceled...................................................   (120,813)    $1.85-5.98
                                                                   ---------
    Balances, December 31, 1994..................................  1,742,443     $ .71-6.34
      Granted....................................................  1,640,500     $2.34-6.31
      Exercised..................................................   (555,317)    $ .73-3.66
      Canceled...................................................   (284,788)    $1.89-6.13
                                                                   ---------
    Balances, December 31, 1995..................................  2,542,838     $ .72-6.34
                                                                   =========
    Options exercisable, December 31, 1995.......................    819,813     $1.85-5.75
                                                                   =========

     On May 31, 1996, the Company repriced 826,750 options (originally granted at an exercise price of $1.375 to $6.125) to $0.875 per share. On September 22, 1994, the Company amended the exercise price of 755,000 options (granted from $3.90 to $5.98) to $1.85 per share.

     STOCK WARRANTS. During 1996, warrants to purchase a total of 1,585,000 shares of common stock were issued to a bank (see Note 2), and to others who provide professional services to the Company. Warrants to purchase 1,960,000 shares of common stock at $0.50 to $0.6875 per share were outstanding at June 30, 1996. See note 2 for discussion regarding warrants to purchase 2,651,000 additional shares (subject to substantial increase in the event of issuances of common stock for less than $.6875 per share) issued in September 1996 in conjunction with the issuance of convertible subordinated debentures.

10.  INCOME TAXES

     Deferred income taxes which result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes, relate to:

                                                                    1995            1994
                                                                ------------     ----------
    Reserves and accruals.....................................  $  3,397,000     $  298,000
    Deferred development expenditures.........................       321,000        321,000
    Depreciation and amortization.............................      (105,000)      (366,000)
    Operating loss carryforwards..............................     9,246,000      5,244,000
    Tax credits...............................................       239,000
    Valuation allowance.......................................   (13,098,000)    (5,497,000)
                                                                  ----------        -------
    Net deferred taxes........................................  $         --     $       --
                                                                  ==========        =======

     The Company has recorded a 100% valuation allowance against the deferred tax assets reflecting the uncertainty of their future realization.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

     At December 31, 1995 the Company had approximately $14,000,000, $8,000,000, and $4,000,000 of net operating loss carryforwards to reduce future taxable income for foreign, federal and state purposes, respectively. If not utilized, these carryforwards expire beginning in the year 2000.

11.  MAJOR CUSTOMERS

     During 1995, the Company had sales to two customers that represented 16% and 11% of total net sales. In 1994 and 1993, pursuant to a distribution agreement, the Company had sales to one customer, which represented 37% and 49% of total net sales, respectively. Such distribution agreement was terminated effective March 30, 1995.

12.  RELATED PARTY TRANSACTIONS

     At December 31, 1995 the Company had a $24,500 non-interest-bearing unsecured loan receivable from an officer. The amount was included in accounts receivable. Pursuant to a severance package for the officer, the note was forgiven and expensed (net of repayments totaling $4,655) as compensation in March 1996.

     In 1993, professional fees of $305,830 were paid to a law firm. A partner of this law firm was also a director of the Company until January 1995. The director resigned from the law firm in June 1993.

     In 1993, the Company had a licensing agreement with a private company having a former director in common. The terms of the agreement required royalty payments based on units sold and sales volume and for office expenses. The Company paid $48,120 in royalties and $4,274 for office expenses during 1993. The director did not stand for re-election during 1993.

13.  COMMITMENTS AND CONTINGENCIES

     a. Litigation. The lawsuit Quadra Interactive v. Presto Studios, Sanctuary Woods, et al. was settled as of May 24, 1996, and the entire case was dismissed with prejudice. Sanctuary Woods received a full release of all claims and made no payment to settle the case.

     In 1996, Sanctuary Woods was sued by Starpak, Inc. in the state courts of Colorado. Starpak's complaint alleged breach of contract, and claimed damages in the amount of $103,093 plus fees, interest and costs. Starpak was engaged by Sanctuary Woods to provide high quality technical support, customer service, and product fulfillment services to Sanctuary Woods' customers; however it is Sanctuary Woods' contention that Starpak failed to do so. Management believes that the ultimate outcome of the case will not have a material adverse impact on the Company's financial statements or the results of its operations taken as a whole.

     The Company is a party to various other claims, litigation and threatened litigation in the normal course of operations. Management believes, based upon the advice of counsel, that the ultimate resolution of all pending litigation matters will not have a material adverse effect on the Company's financial statements taken as a whole.

     b. Lease Obligations. The Company leases its facilities and certain equipment under noncancellable operating lease agreements.

     The future minimum annual lease payments for the twelve month periods ending December 31 are as follows:

      1996..................................................................    $413,226
      1997..................................................................     257,419
      1998..................................................................     231,768
                                                                                --------
                Total.......................................................    $902,413
                                                                                ========

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

     Rent expense under operating leases totaled $494,711, $360,500, and $127,088 in 1995, 1994 and 1993, respectively.

     The Company also leases certain equipment under a capital lease. Future minimum annual lease principal payments for the twelve month periods ending December 31 are as follows:

      1996...................................................................    $29,626
      1997...................................................................     20,359
                                                                                 -------
                Total........................................................    $49,985
                                                                                 =======

14.  SEGMENT INFORMATION

                                                          CONSUMER TITLES                         PUBLISHERS' SERVICES
                                            -------------------------------------------    -----------------------------------
                            CONSOLIDATED      CANADA           U.S.           TOTALS        CANADA        U.S.        TOTALS
                            ------------    -----------    ------------    ------------    ---------    ---------    ---------
           1995
--------------------------
Sales.....................  $10,981,097              --    $ 10,411,553    $ 10,411,553                 $ 569,544    $ 569,544
Loss By Segment...........  (14,943,723)    $(3,661,154)    (10,769,542)    (14,430,696)                 (513,027)    (513,027)
Corporate.................    3,754,718
Net Loss..................  (18,698,441)
Identifiable Assets.......    5,688,788       1,142,870       4,360,597       5,503,467                   185,321      185,321
Corporate.................      909,846
Total.....................    6,598,634
Capital Expenditures......      725,248         267,456         341,735         609,191                   116,057      116,057
Corporate.................      233,035
Total.....................      958,283
Depreciation Expense......      744,234         531,953         146,747         678,700                    65,534       65,534
Corporate.................      107,977
Total.....................      852,211

           1994
--------------------------
Sales.....................  $ 6,261,226                    $  5,771,923    $  5,771,923    $  73,668    $ 415,635    $ 489,303
Loss By Segment...........   (5,387,719)    $(2,892,493)     (2,190,502)     (5,082,995)    (105,915)    (198,809)    (304,724)
Corporate.................    2,016,717
Net Loss..................   (7,404,436)
Identifiable Assets.......   12,259,272       3,226,692       8,884,501      12,111,193       39,998      108,081      148,079
Corporate.................      590,142
Total.....................   12,849,414
Capital Expenditures......    1,510,348         936,509         510,809       1,447,318           --       63,030       63,030
Corporate.................      307,563
Total.....................    1,817,911
Depreciation Expense......      432,062         321,139          57,029         378,168       21,905       31,989       53,894
Corporate.................       97,574
Total.....................      529,636

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

                                                          CONSUMER TITLES                         PUBLISHERS' SERVICES
                                            -------------------------------------------    -----------------------------------
                            CONSOLIDATED      CANADA           U.S.           TOTALS        CANADA        U.S.        TOTALS
                            ------------    -----------    ------------    ------------    ---------    ---------    ---------
1993
--------------------------
Sales.....................  $ 1,424,971     $   170,312    $    579,583    $    749,895    $ 367,484    $ 307,592    $ 675,076
Loss By Segment...........   (2,703,926)       (661,453)     (1,980,891)     (2,642,344)    (107,487)      45,905      (61,582)
Corporate.................    1,509,110
Interest Expense..........        8,533
Net Loss..................   (4,221,569)
Identifiable Assets.......    2,827,935       1,857,697         537,025       2,394,722      268,802      164,411      433,213
Corporate.................      241,055
Total.....................    3,068,990
Capital Expenditures......      669,505         504,212          53,055         557,267       78,633       33,605      112,238
Corporate.................      117,852
Total.....................      787,357
Depreciation Expense......      193,443         133,878           3,803         137,681       36,761       19,001       55,762
Corporate.................       43,123
Total.....................      236,566

15.  PERFORMANCE SHARES

     In October 1991, in connection with the sale of 1,800,000 common shares to the Company's founders and principal stockholders, the Company issued 4,000,000 common "performance" shares (the "Performance Shares") at CDN $0.01 per share to certain of these individuals. These Performance Shares were issued pursuant to Local Policy #3-07 of the British Columbia Securities Commission ("BCSC") and policy 19 of the Vancouver Stock Exchange, which provide the guidelines for the issuance of performance shares. In July 1996, a total of 1,200,000 of these shares were sold and transferred to certain members of current management their then estimated fair market value of $.03 per share.

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

     At the time when BCSC Operating Cash Flow justifying release of the Performance Shares, or a pro rata portion thereof, is probable, the Company will record as compensation expense an amount equal to the difference between the CDN $0.01 per share originally paid for the Performance Shares then issuable and the market price of its common stock at that time. Such a pro rata or full expense recognition will occur prior to the pro rata or full release from escrow of the Performance Shares. If and when such expense recognition criteria are achieved, based on the closing price of the Company's common stock on the Vancouver Stock exchange at October 11, 1996, of approximately US$.46 per share (for example purposes only), the aggregate compensation expense that would be recognized as a result of earning of all the performance shares would be approximately $1,840,000. Any compensation expense recognized related to the Performance Shares will be a noncash charge against income and will have no net impact on total stockholders' equity (deficit).

     The Company may pursue an early release of all or a large portion of the Performance Shares. Such an early release from escrow would reduce a source of continuing uncertainty surrounding the Company's consolidated financial statements, but could also result in compensation expense in the quarter in which the release is made.

     If and when the Performance Shares are earned, the number of shares used to calculate primary net income (loss) per share will increase by the number of Performance Shares earned. Through October 11, 1996, no Performance Shares have been earned or released.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

                        QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

                       MARCH 31        JUNE 30      SEPTEMBER 30     DECEMBER 31(1)     YEAR ENDED
                      -----------    -----------    -------------    --------------    ------------
FISCAL 1995
Net revenues........  $ 1,505,115    $ 2,058,870     $ 9,352,065      ($ 1,934,953)    $ 10,981,097
Cost of sales.......      727,177      1,270,286       4,047,937         6,530,431       12,575,831
Gross (loss)
  margin............      777,938        788,584       5,304,128        (8,465,384)      (1,594,734)
Operating
  expenses..........    3.676,581      4,031,338       4,405,099         4,976,817       17,089,835
Operating (loss)
  income............   (2,898,643)    (3,242,754)        899,029       (13,442,201)     (18,684,569)
Net (loss) income...   (2,896,992)    (3,262,300)        901,362       (13,440,511)     (18,698,441)
Net (loss) income
  per
  share.............        $(.18)         $(.21)           $.05             $(.74)          $(1.11)
Weighted average
  shares............   15,739,957     15,837,356      19,171,452        18,123,179       16,873,748

FISCAL 1994
Net revenues........  $   464,759    $ 1,139,317     $ 2,025,384      $  2,631,766     $  6,261,226
Cost of sales.......      260,433        473,714       1,044,765         1,278,456        3,057,368
Gross margin........      204,326        665,603         980,619         1,353,310        3,203,858
Operating
  expenses..........    1,590,440      3,407,867       3,764,658         2,468,694       11,231,659
Operating loss......   (1,386,114)    (2,742,264)     (2,784,039)       (1,115,384)      (8,027,801)
Net loss............     (782,515)    (2,852,580)     (2,876,533)         (892,808)      (7,404,436)
Net loss per
  share.............        $(.06)         $(.22)          $(.19)            $(.06)           $(.53)
Weighted average
  shares............   12,074,968     13,108,638      14,951,076        15,183,735       13,993,675

---------------
(1) See Note 2 to the Consolidated Financial Statements for a discussion of significant fourth quarter 1995 charges

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE
                                            AT        CHARGED                              BALANCE AT
                                         BEGINNING       TO                                   END
                                         OF PERIOD    EXPENSE     WRITE-OFFS     OTHER     OF PERIOD
                                         ---------   ----------   -----------   --------   ----------
YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful accounts......  $ 217,000   $  118,967   $  (135,967)             $  200,000
  Sales returns and allowances.........    414,275    8,168,460    (3,396,414)  $241,916    5,428,237
  Inventory obsolescence...............    298,723    1,083,389      (132,255)   268,143    1,518,000
YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful accounts......     65,000      203,035       (88,517)    37,482      217,000
  Sales returns and allowances.........    242,018      459,814      (330,270)    42,713      414,275
  Inventory obsolescence...............                 298,723                               298,723
YEAR ENDED DECEMBER 31, 1993:
  Allowance for doubtful accounts......     12,739       65,567       (13,306)                 65,000
  Sales returns and allowances.........                 242,018                               242,018

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 17, 1994, the Company terminated Chambers, Phillips & Co. as independent auditors for the Company. Chambers, Phillips & Co.'s reports on the consolidated financial statements of the Company for 1992 and 1993 did not contain an adverse opinion or a disclaimer of opinion and the reports were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Company's board of directors. During the fiscal years 1992 and 1993 and subsequent interim period (through May 17, 1994), there were no disagreements with Chambers, Phillips & Co. on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Chambers, Phillips & Co., would have caused Chambers, Phillips & Co. to make a reference to the subject matter of the disagreement in connection with its report. During the fiscal years 1992 and 1993 and subsequent interim period (through May 17, 1994), there did not occur any kind of event listed in paragraphs (a)(1)(v)(A) through (D) of Regulation S-K, Item 304.

     Effective May 17, 1994, the Company engaged Deloitte & Touche (Canada) as independent auditors to audit the Company's financial statements for 1994. On April 11, 1994 the Company engaged Deloitte & Touche (Canada) as independent auditors to audit the financial statements of Magic Quest, Inc. for 1991, 1992 and 1993, pursuant to the Company's acquisition of Magic Quest, Inc. Deloitte & Touche LLP (United States) issued its independent auditors' report, which included a going concern uncertainty paragraph, dated May 6, 1994, on such Magic Quest, Inc. financial statements. Other than described above, during the fiscal years 1992 and 1993 and the subsequent interim period through May 17, 1994, neither the Company nor any person acting on behalf of the Company consulted Deloitte & Touche regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Regulation S-K, Item 304 and the related instructions) or a reportable event (as described in paragraph (a)(1)(v) of Regulation S-K, Item 304.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein is hereby incorporated by reference to the information appearing under the captions "Election of Directors" and "Executive Officers" in the Company's Proxy Statement filed with the Securities Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required herein is hereby incorporated by reference to the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement filed with the Securities Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is hereby incorporated by reference to the information appearing under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement filed with the Securities Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is hereby incorporated by reference to the information appearing under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement filed with the Securities Exchange Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 10K/A-3

     (a)(1) Financial Statements

     Attached to this Report at pages 28 through 47:

        Independent Auditors' Report -- Year Ended December 31, 1993............
        Independent Auditors' Report -- Year Ended December 31, 1994............
        Independent Auditors' Report -- Year Ended December 31, 1995............
        Consolidated Balance Sheets -- December 31, 1995 and December 31,
          1994..................................................................
        Consolidated Statements of Operations -- Years ended December 31, 1995,
          1994, and 1993........................................................
        Consolidated Statements of Stockholders' Equity (Deficit) -- Years ended
          December 31, 1995, 1994, and 1993.....................................
        Consolidated Statements of Cash Flow -- Years ended December 31, 1995,
          1994, and 1993........................................................
        Notes to Consolidated Financial Statements..............................

     (a)(2) Consolidated Financial Statement Schedules

          Supplemental Schedule II -- Valuation of Qualifying Accounts, Years Ended December 31, 1995, 1994, and 1993. Attached to this report at page 48.

     (a)(3) Exhibits

EXHIBIT
NUMBER                                       DESCRIPTION
-------  ------------------------------------------------------------------------------------
  3.1    Memorandum and Articles of the Registrant, as amended (Incorporated herein by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to Registrant's
         Registration Statement on Form F-1, filed on June 23, 1994)
  4.1    Specimen Stock Certificate for Registrant's Common Shares (Incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form F-1, filed on November 12, 1993)
 10.1    Employee Incentive Share Purchase Option between the Registrant and Brinton E. Coxe dated as of December 23, 1992 (Incorporated herein by reference to Exhibit 2-B to the Form 20 Exhibit F/A)
 10.2    Offer to Sub-Lease dated as of January 15, 1993 between the Registrant and T. M.
         Thomson and Associates, a division of Sandwell Inc., for premises located at 1006
         Government Street, Victoria, British Columbia, Canada (Incorporated herein by reference to Exhibit 3-I to the Form 20-F/A)
 10.3    Stock Purchase Agreement between the Registrant, Mind F/X Inc. and the sole stockholder of Mind F/X Inc. dated as of June 30, 1993 (Incorporated herein by reference to Exhibit 10.21 to Registrant's Registration Statement on Form F-1
         (Commission File No. 33-71648), filed on November 12, 1993)
 10.4    License Agreement between the Registrant and Ripley Entertainment, Inc. dated as of
         September 7, 1993 (PORTIONS OMITTED -- CONFIDENTIAL TREATMENT GRANTED) (Incorporated
         herein by reference to Exhibit 10.22 to Registrant's Registration Statement on Form
         F-1 (Commission File No. 33-71648), filed on November 12, 1993)
 10.5    Letter Agreement between the Registrant and Allen M. Barr dated March 22, 1994, as amended by letter dated July 1, 1994 (Incorporated herein by reference to Exhibit
         10.32 to Registrant's Report on Form 10-K filed on March 31, 1995)
 10.6    Letter Agreement between the Registrant and A. Renee Courington dated April 26,
         1993, as amended by letter dated July 29, 1994 (Incorporated herein by reference to
         Exhibit 10.33 to Registrant's Report on Form 10-K filed on March 31, 1995)

EXHIBIT
NUMBER                                       DESCRIPTION
-------  ------------------------------------------------------------------------------------
 10.7    Licensing Agreement between the Registrant and Journeyman 2, Inc., dated as of
         August 3, 1994 (PORTIONS OMITTED -- CONFIDENTIAL TREATMENT REQUESTED)(Incorporated
         herein by reference to Exhibit 10.34 to Registrant's Report on Form 10-K filed on
         March 31, 1995)
 10.8    Security and Loan Agreement (PORTIONS OMITTED -- CONFIDENTIAL TREATMENT REQUESTED),
         Addendum to Security and Loan Agreement (PORTIONS OMITTED -- CONFIDENTIAL TREATMENT
         REQUESTED), General Security Agreement, Continuing Guarantee, between Sanctuary
         Woods Multimedia, Inc. and a bank, dated March 10, 1994; Stock Pledge Agreement between the Registrant and a bank, dated March 10, 1994; Warrant to Purchase Stock of the Registrant granted to a bank, dated March 10, 1995 (Incorporated herein by reference to Exhibit 10.35 to Registrant's Report on Form 10-K filed on March 31,
         1995)
 10.9    Sub-Lease dated November 23, 1994 between the Registrant and Heublein, Inc., for premises located at 1825 South Grant Street, San Mateo, California 94402
         (Incorporated herein by reference to Exhibit 10.36 to Registrant's Report on Form
         10-K filed on March 31, 1995)
 10.10   Lease Agreement dated April 29, 1993 between the Registrant and Crossroads
         Associates, for premises located at 1825 South Grant Street, San Mateo, California
         94402, as amended by First Amendment of Lease dated February 22, 1994 (Incorporated herein by reference to Exhibit 10.37 to Registrant's Report on Form 10-K filed on
         March 31, 1995)
 10.11   Form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit
         10.38 to Registrant's Report on Form 10-K/A filed on October 26, 1995).
 10.12   Form of Purchase Agreement for subscribing to the July 1995 private placement
         (Incorporated herein by reference to Exhibit 7.2 of Registrant's Report on Form 8-K dated February 14, 1995)
 10.13   Form of Warrant to Purchase Common Stock issued by the Company to the placement agent for the July 1995 private placement (Incorporated herein by reference to
         Exhibit 7.5 of Registrant's Report on Form 8-K dated February 14, 1995)
 10.14   Form of 10% Convertible Secured Debenture (Incorporated herein by reference to
         Exhibit 99.2 of Registrant's Report on Form 8-K dated March 8, 1996)
 10.15   Form of 10% Secured Debenture (Incorporated herein by reference to Exhibit 99.3 of
         Registrant's Report on Form 8-K dated March 8, 1996)
 10.16   Form of Warrant to Purchase Common Stock (Incorporated herein by reference to
         Exhibit 99.4 of Registrant's Report on Form 8-K dated March 8, 1996)
 10.17   Security Agreement dated as of February 28, 1996, by and between the Company and the
         Collateral Agent for Secured Debentures (Incorporated herein by reference to Exhibit
         99.5 of Registrant's Report on Form 8-K dated March 8, 1996)
 10.18   Amendment to Loan Agreement between Sanctuary Woods Multimedia, Inc. and a bank, dated April 2, 1996 and related warrant (Incorporated herein by reference to Exhibit
         10.18 to Registrant's Report on Form 10-K/A1 filed on April 15, 1996)
 11      Calculation of Net Loss Per Share
 16.1    Letter from Chambers, Phillips & Co. (Incorporated herein by reference to Exhibit
         10.37 to Registrant's Report on Form 10-K filed on March 31, 1995)

EXHIBIT
NUMBER                                       DESCRIPTION
-------  ------------------------------------------------------------------------------------
 21.1    Subsidiaries of the Registrant (Incorporated herein by reference to Exhibit 21.1 to
         Registrant's Post- Effective Amendment No. 5 to Registration Statement on Form F-1,
         filed on August 10, 1994)
 23.1    Consent of Chambers, Phillips & Co., Chartered Accountants (Canada)
 23.2    Consent of Deloitte & Touche, Chartered Accountants (Canada)
 23.3    Consent of Deloitte & Touche LLP
 24.1    Power of Attorney (Incorporated herein by reference to Exhibit 24.1 on Form 10-K/A1 filed on April 15, 1996).
 27      Financial Data Schedule
 99.1    Sanctuary Woods Multimedia Corporation 1995 Stock Option Plan (Incorporated herein by reference to Exhibit 99.1 on Form S-8 filed on August 25, 1995)

     (b) Reports on Form 8-K:

     The Company filed reports on Form 8-K dated July 14, 1995 (Item 5), January 11, 1996 (Item 5), January 22, 1996 (Item 5), February 14, 1996 (Item 5), March
8, 1996 (Item 5) and October 30, 1996 (Item 5).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SANCTUARY WOODS MULTIMEDIA
                                          CORPORATION

                                          By: /s/ CHARLOTTE J. WALKER
                                            ------------------------------------
                                            Charlotte J. Walker, President
                                            and Chief Executive Officer