Form 10-Q
period 1996-12-31
SANCTUARY WOODS MULTIMEDIA CORP
filed 1997-02-14
CIK 900748

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER: 0-21510

                     SANCTUARY WOODS MULTIMEDIA CORPORATION
             (Exact name of registrant as specified in its charter)

           BRITISH COLUMBIA, CANADA                             75-2444109
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

           1825 SOUTH GRANT STREET
            SAN MATEO, CALIFORNIA                                 94402
   (Address of principal executive offices)                     (Zip Code)

                                 (415) 286-6000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of Common Shares of the registrant outstanding as of February 12, 1997 was 23,241,164.*

     Except where the context otherwise requires, as used herein, the term "Company" means Sanctuary Woods Multimedia Corporation and its subsidiaries.

---------------
* Does not include 4,000,000 voting Performance Shares which are held in escrow.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I -- FINANCIAL INFORMATION

  Item 1 -- Condensed Consolidated Financial Statements (unaudited)
     Condensed consolidated balance sheets -- December 31, 1996 and March 31, 1996......     3
     Condensed consolidated statements of operations -- three months ended December 31,
      1996 and 1995.....................................................................     4
     Condensed consolidated statements of operations -- nine months ended December 31,
      1996 and 1995.....................................................................     5
     Condensed consolidated statements of cash flows -- nine months ended December 31,
      1996 and 1995.....................................................................     6
     Notes to condensed consolidated financial statements...............................     7

  Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of
     Operations.........................................................................    11

PART II -- OTHER INFORMATION

  Item 1. Legal Proceedings.............................................................    22

  Item 2. Changes in Securities.........................................................    22

  Item 4. Submission of Matters to a Vote of Securities Holders.........................    22

  Item 6. Exhibits and Reports on Form 8-K..............................................    23

  Signatures............................................................................    24

FORWARD-LOOKING STATEMENTS

     The following description of the Company's business in this Report contains forward looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF DECEMBER 31, 1996 AND MARCH 31, 1996 (UNAUDITED)

                                                                  DECEMBER 31,      MARCH 31,
                                                                      1996             1996
                                                                  ------------     ------------
ASSETS
CURRENT ASSETS:
  Cash..........................................................  $  1,053,133     $      8,455
  Accounts receivable...........................................       803,724          800,701
  Inventories...................................................       884,615        1,384,840
  Prepaid royalties.............................................        83,941          127,000
  Prepaid expenses..............................................       425,628          294,203
                                                                  -------------    -------------
          Total current assets..................................     3,251,041        2,615,199
PROPERTY AND EQUIPMENT..........................................       600,546        1,834,266
DEFERRED ROYALTIES & OTHER ASSETS...............................       299,807          144,396
                                                                  -------------    -------------
TOTAL ASSETS....................................................  $  4,151,394     $  4,593,861
                                                                  =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Bank debt.....................................................  $    155,135     $  2,226,781
  Notes payable.................................................                      1,563,666
  Accounts payable..............................................       999,260        3,087,886
  Accrued expenses..............................................       752,267        1,395,359
  Royalty obligations...........................................       307,043          611,905
  Current portion of capital lease obligations..................        20,289           28,715
                                                                  -------------    -------------
          Total current liabilities.............................     2,233,994        8,914,312
8% CONVERTIBLE DEBENTURES DUE 1999..............................     5,302,000
LONG-TERM ROYALTY OBLIGATIONS...................................       114,000          534,000
CAPITAL LEASE OBLIGATIONS.......................................                         13,781
                                                                  -------------    -------------
          Total liabilities.....................................     7,649,994        9,462,093
                                                                  -------------    -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
  Authorized, 100,000,000 common shares, no par value; issued and outstanding, 27,241,164 shares at December 31, 1996 and
     22,158,580 shares at March 31, 1996........................    34,742,521       31,763,839
  Accumulated deficit...........................................   (37,489,250)     (35,874,113)
  Accumulated translation adjustments...........................      (751,871)        (757,958)
                                                                  -------------    -------------
          Total stockholders' equity (deficit)..................    (3,498,600)      (4,868,232)
                                                                  -------------    -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)..........  $  4,151,394     $  4,593,861
                                                                  =============    =============

           See notes to condensed consolidated financial statements.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)

                                                                      1996             1995
                                                                   -----------     ------------
SALES:
  Consumer titles................................................  $   808,882     $ (2,362,010)
  Licensing revenue..............................................      392,900          404,557
  Publisher services.............................................                        22,500
                                                                   -----------     ------------
          Total sales -- net.....................................    1,201,782       (1,934,953)
                                                                   -----------     ------------
COST OF SALES:
  Consumer titles................................................      311,875        6,228,199
  Technology amortization........................................                        96,783
  Publisher services.............................................                       205,449
                                                                   -----------     ------------
          Total cost of sales....................................      311,875        6,530,431
                                                                   -----------     ------------
GROSS MARGIN.....................................................      889,907       (8,465,384)
                                                                   -----------     ------------
OPERATING EXPENSES:
  Research and development.......................................      404,461        1,276,386
  Marketing and sales............................................      980,305        2,429,858
  Administration.................................................      743,255          955,067
  Depreciation...................................................       76,512          315,506
                                                                   -----------     ------------
          Total operating expenses...............................    2,204,533        4,976,817
                                                                   -----------     ------------
OPERATING LOSS...................................................   (1,314,626)     (13,442,201)
                                                                   -----------     ------------
OTHER INCOME (EXPENSE)
  Foreign exchange loss..........................................       (1,234)           2,450
  Interest expense -- net........................................     (148,266)          (4,208)
  Net loss on sale and disposal of assets........................      (47,997)
  Other income (expense).........................................      (25,734)           3,456
                                                                   -----------     ------------
          Total other income (expense)...........................     (223,231)           1,698
                                                                   -----------     ------------
NET LOSS.........................................................  $(1,537,857)    $(13,440,503)
                                                                   ===========     ============
PRIMARY AND FULLY DILUTED NET LOSS PER SHARE.....................  $     (0.07)    $      (0.74)
SHARES USED IN COMPUTATION.......................................   23,241,164       18,123,179

           See notes to condensed consolidated financial statements.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)

                                                                        1996           1995
                                                                     -----------   ------------
SALES:
  Consumer titles..................................................  $ 2,337,333   $  7,800,636
  Licensing revenue................................................    1,960,790      1,308,792
  Publisher services...............................................                     366,554
                                                                     -----------   ------------
          Total sales..............................................    4,298,123      9,475,982
                                                                     -----------   ------------
COST OF SALES:
  Consumer titles..................................................    1,239,608     10,911,894
  Technology amortization..........................................                     451,997
  Publisher services...............................................                     484,763
                                                                     -----------   ------------
          Total cost of sales......................................    1,239,608     11,848,654
                                                                     -----------   ------------
GROSS MARGIN.......................................................    3,058,515     (2,372,672)
                                                                     -----------   ------------
OPERATING EXPENSES:
  Research and development.........................................    1,113,824      3,487,629
  Marketing and sales..............................................    2,234,805      6,525,990
  Administration...................................................    1,721,586      2,758,873
  Depreciation.....................................................      288,429        640,762
                                                                     -----------   ------------
          Total operating expenses.................................    5,358,644     13,413,254
                                                                     -----------   ------------
OPERATING LOSS.....................................................   (2,300,129)   (15,785,926)
                                                                     -----------   ------------
OTHER INCOME (EXPENSE)
  Foreign exchange gain (loss).....................................       (4,503)         6,526
  Interest expense-net.............................................     (263,013)       (37,192)
  Net gain on sale and disposal of assets..........................      827,164            203
  Other income.....................................................      125,344         14,940
                                                                     -----------   ------------
          Total other income (expense).............................      684,992        (15,523)
                                                                     -----------   ------------
NET LOSS...........................................................  $(1,615,137)  $(15,801,449)
                                                                     ===========   ============
PRIMARY AND FULLY DILUTED NET LOSS PER SHARE.......................  $     (0.07)  $      (0.92)
SHARES USED IN COMPUTATION.........................................   21,925,843     17,240,435

           See notes to condensed consolidated financial statements.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)

                                                                        1996           1995
                                                                     -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................................  $(1,615,137)  $(15,801,449)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization....................................      292,300      1,352,930
  Stock option and warrant compensation............................      110,445        132,543
  Sale of intellectual property rights in consideration for a
     reduction in royalty obligations..............................     (429,688)
Net gain on sale and disposal of assets............................     (827,164)
Changes in assets and liabilities:
     Accounts receivable...........................................       (3,023)       590,729
     Inventories...................................................      500,225     (1,196,885)
     Prepaid royalties, expenses and other.........................     (183,186)     3,042,108
     Accounts payable and accrued expenses.........................   (2,652,877)     2,698,467
                                                                     -----------   ------------
          Net cash used in operating activities....................   (4,808,105)    (9,181,557)
                                                                     -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets.....................................    1,919,500
  Purchase of property and equipment...............................      (30,951)      (686,160)
                                                                     -----------   ------------
          Net cash provided (used) in investing activities.........    1,888,549       (686,160)
                                                                     -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants...............................      750,000
  Issuance of convertible debentures...............................    5,302,000
  Issuance of common stock net of issue costs......................                   8,011,284
  Net borrowings (payments) on bank debt...........................   (2,071,646)     1,600,000
  Payments on long-term debt.......................................      (22,207)
                                                                     -----------   ------------
          Net cash provided in financing activities................    3,958,147      9,611,284
                                                                     -----------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH............................        6,087           (635)
                                                                     -----------   ------------
NET INCREASE IN CASH...............................................    1,044,678       (257,068)
CASH, BEGINNING OF PERIOD..........................................        8,455        268,552
                                                                     -----------   ------------
CASH, END OF PERIOD................................................  $ 1,053,133   $     11,484
                                                                     ===========   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest......................................................  $    85,955   $     73,972
     Income taxes..................................................          800          1,600
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
  INFORMATION:
  Conversion of notes payable into common stock....................  $ 1,563,666
  Sale of intellectual property rights and issuance of common stock
     for a reduction in royalty obligations........................      550,000
  Conversion of account payable into common stock..................      195,000

           See notes to condensed consolidated financial statements.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     In 1996, the Board of Directors determined that it would be in the best interests of the Company and its shareholders to change the Company's reporting and tax fiscal year end to March 31 from December 31. The change was effected April 1, 1996. Accordingly, the accompanying condensed consolidated financial statements include the three and nine month periods ended December 31, 1996 and 1995.

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial statements and include all adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature except as described herein. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 on Form 10-K/A-3 as filed January 16, 1997.

2.  HISTORICAL OPERATING LOSSES AND CERTAIN MANAGEMENT ACTIONS

     The net loss for the nine months ended December 31, 1996 was $1,615,137 compared to a net loss of $15,801,449 for the nine months ended December 31, 1995. The net loss from operations for the nine months ended December 31, 1996 totalled $2,300,129 compared to a net operating loss of $15,785,926 for the same period one year ago. Net cash used by operating activities was $4,808,105 for the nine months ended December 31, 1996 compared to $9,181,557 for the same period one year ago. At February 12, 1997 the Company had $925,000 in cash and bank borrowings totalling $174,000.

     A number of factors contributed to the Company's net loss in the three months ended December 31, 1995. Sales of the Company's products in the December 1995 quarter were significantly below expectations and the Company experienced significantly higher than expected returns. In light of the continued competitive pressures in the marketplace, inventory levels in the retail channel, the introduction of competitive products, downward pricing pressures and the focusing of the Company's operations and cash resources on products targeted at the children's education markets in the December 1995 quarter, the Company accelerated write-offs of certain prepaid and deferred royalties and made additional provisions for returns, price protection and inventory obsolescence as follows:

            Estimated sales returns and price protection............  $ 5,475,002
            Write-offs of unrecoverable prepaid and deferred
              royalties.............................................    4,260,532
            Provision for inventory obsolescence....................    1,033,389
            Write-offs of licenses and other intangibles............      235,000
                                                                      -----------
                      Total.........................................  $11,003,923
                                                                      ===========

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

  1996 - 1997 Management Actions

     During 1996 and early 1997, the Company instituted measures to improve operations and cash flows. Specific items accomplished through February 12, 1997 included the following:

     - Appointment of a new Chairman, President and Chief Executive Officer, Vice President of Marketing, and a Controller.

     - Reduction of head count from 148 employees at December 31, 1995 to 32 at February 12, 1997 and elimination of many part-time, temporary and contract positions.

     - Ceasing publication of new entertainment titles.

     - Closure of the Publisher Services Division.

     - Sale of substantially all of the fixed assets of the Entertainment Division. This included the sale of a studio in Victoria, British Columbia during May 1996 for $1,900,000, of which $500,000 was used to reduce bank borrowings. The gain on the sale of the studio, included in other income for the nine month period ended December 31, 1996, totaled $897,260.

     - Reduction by $2,398,000 of the outstanding borrowings under the bank line of credit from its January 1996 peak level of $2,572,000 to $174,000 at February 12, 1997.

     - A 10% reduction in senior management salaries.

     - Termination of all software development projects through outside developers.

     - The hiring of Strategic Marketing Partners to represent the Company's product line in the retail distribution channel.

     - Sale in June 1996 of certain entertainment product rights to one of its licensors in consideration for a $429,688 reduction in royalty obligations. Such sale was included as licensing revenue in the nine month period ended December 31, 1996. The transaction also encompassed the issuance of 175,000 shares of the Company's common stock in consideration of an additional $120,000 reduction in royalty obligations.

     - Sale of other entertainment product rights (included in licensing revenue) for $150,000 in the nine month period ended December 31, 1996.

     - Closure of the Company's office in Toronto, Ontario in January 1997.

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

     As a result of significant losses, the Company was in violation of certain covenants of its bank line of credit at December 31, 1995 and thereafter. In addition, the Company had borrowed in excess of the amounts

                     SANCTUARY WOODS MULTIMEDIA CORPORATION
then allowed under the credit agreement. As of August 15, 1996, the credit agreement was amended to waive all previous covenant violations and to provide the revolving credit described above.

     In connection with two 1996 amendments to the bank credit agreement, the Company issued the Bank warrants to purchase 400,000 shares (subject to adjustment to not more than 600,000 shares in certain events) of common stock at prices from $.50 to $.5625 per share.

     For the quarter ended December 31, 1996, the Company did not to comply with the earnings covenant set forth in the bank agreement. In January 1997 the bank informed the Company that it would not enforce its default rights under the agreement at this time and that it has elected not to renew the line of credit when it matures April 3, 1997.

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

     The debentures are convertible into shares of the Company's common stock at the rate of one share for each $.55 of principal (9,640,000 shares) plus accrued interest (subject to substantial adjustment in certain events -- see below). The debentures are automatically convertible on July 31, 1999 or upon occurrence of either of the following events: (a) the Company's obtaining any equity financing in an amount not less than $2,000,000 at prices not less than $1.00 per share or
(b) the common stock of the Company having closed trading at a price of $1.375 or more per share for any 21 trading days in any consecutive 40 day trading period. From April 1, 1997 to July 31, 1999 the debentures are convertible at the option of the holder. The debentures are subordinate to senior debt and to the security interest of the Company's bank. The Company may prepay the debentures at any time without penalty.

     The Company issued to each purchaser of the debentures a warrant to purchase one share of common stock for each $2.00 invested or 2,651,000 shares in total. Each warrant may be exercised at a price of $.6875 per share until September 1999. The number of shares issuable upon exercise of these warrants and the exercise price thereof are subject to substantial adjustments in certain events -- see below. Pursuant to the warrant issue, the Company incurred a deferred charge totaling $265,100 with an offsetting increase to paid-in capital. The deferred charge is being expensed ratably over the life of the warrants.

     In December 1996, the Company agreed in principle, and subject to required approvals, to exchange $550,000 principal amount of 8% convertible debentures for shares of Series A Convertible Preferred Stock on terms to be negotiated.

     The holders of stock issued upon conversion of debentures or Series A Preferred Stock or exercise of warrants have certain rights to have these shares registered.

                                    * * * *

     At February 12, 1997 the Company had cash of $925,000 and bank borrowings of $174,000. The Company intends to raise funds through a rights offering (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments") and has filed a registration statement with the Securities and Exchange Commission. The purpose of the rights offering is to raise necessary working capital for the Company. In the event the rights offering is delayed, the Company believes it has the ability to raise additional capital on a near term basis from both existing shareholders and other sources. In the event of a rights offering management believes that the Company's existing cash resources, cash flows from operations and additional proceeds from debt or equity financing or exercise of outstanding

                     SANCTUARY WOODS MULTIMEDIA CORPORATION
warrants, will enable the Company to repay the bank on April 3, 1997 and meet its financial obligations and conduct its operations through September 30, 1997. There can be no assurance that any intended rights offering will be conducted or if conducted, be successful. If the rights offering is not conducted or is unsuccessful, there can be no assurance that the Company will be able to raise working capital from other sources. Failure to do so will have a material adverse effect on the Company's financial condition and results of operations.

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

     Accounts receivable consisted of:

                                                          DECEMBER 31,        MARCH 31,
                                                              1996              1996
                                                          ------------       -----------
        Accounts receivable -- trade....................  $  1,928,412       $ 4,814,104
        Less allowances for:
          Doubtful accounts.............................       (75,000)         (207,352)
          Sales returns and allowances..................    (1,049,688)       (3,806,051)
                                                           -----------       -----------
        Accounts receivable -- net......................  $    803,724       $   800,701
                                                           ===========       ===========

4.  INVENTORIES

     Inventories consisted of:

                                                              DECEMBER 31,    MARCH 31,
                                                                  1996          1996
                                                              ------------   -----------
        Finished goods......................................   $  974,301    $ 1,967,558
        Raw materials.......................................      614,327        866,957
                                                               ----------    -----------
                                                                1,588,628      2,834,515
        Less allowance for obsolete, slow-moving and
          non-salable inventory.............................     (704,013)    (1,449,675)
                                                               ----------    -----------
        Inventories -- net..................................   $  884,615    $ 1,384,840
                                                               ==========    ===========

5.  COMMON STOCK OPTIONS AND WARRANTS

     At February 12, 1997 there were outstanding options to purchase 1,567,750 shares of common stock at $0.50 to $5.75 per share and warrants to purchase 4,931,000 shares of common stock at $0.50 to $0.875 per share (See note 2).

6.  PERFORMANCE SHARES

     In October 1991, in connection with the sale of 1,800,000 common shares to the Company's founders and principal stockholders, the Company issued 4,000,000 common "performance" shares (the "Performance Shares") at CDN $0.01 per share to certain of these individuals. These Performance Shares were issued pursuant to Local Policy #3-07 of the British Columbia Securities Commission ("BCSC") and Policy 19 of the Vancouver Stock Exchange, which provide the guidelines for the issuance of performance shares. In July 1996, a total of 1,200,000 of these shares were sold and transferred to certain members of current and former management at their then estimated fair market value of $.03 per share.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

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

     At the time when BCSC Operating Cash Flow justifying release of the Performance Shares, or a pro rata portion thereof, is probable, the Company will record as compensation expense an amount equal to the difference between the CDN $0.01 per share originally paid for the Performance Shares then issuable and the market price of its common stock at that time. Such a pro rata or full expense recognition will occur prior to the pro rata or full release from escrow of the Performance Shares. If and when such expense recognition criteria becomes probable, based on the closing price of the Company's common stock on the Vancouver Stock exchange at February 12, 1997, of approximately US$.17 per share (for example purposes only), the aggregate compensation expense that would be recognized as a result of earning of all the performance shares would be approximately $640,000. Any compensation expense recognized related to the Performance Shares will be a noncash charge and will have no net impact on total stockholders' equity (deficit).

     The Company may pursue an early release of all or a large portion of the Performance Shares. Such an early release from escrow would reduce a source of continuing uncertainty surrounding the Company's consolidated financial statements, but could also result in compensation expense in the quarter in which the release is made.

     If and when the Performance Shares are earned, the number of shares used to calculate primary net income (loss) per share will increase by the number of Performance Shares earned. Through February 12, 1997, no Performance Shares have been earned or released.

     The Company is negotiating in principle with holders of these performance shares to exchange these shares for common stock or warrants or a combination of both. The transaction is subject to approval by the Vancouver Stock Exchange.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of this Quarterly Report, the audited consolidated financial statements and notes thereto included in the Company's report on Form 10-K/A-3 as filed on January 16, 1997 and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Forms 10-Q for the three month periods ended March 31, June 30, 1996 and September 30, 1996 as filed with the Securities and Exchange Commission.

     The following description of the Company's business in this Item and other Items in this Report contains forward looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected as a result of the risk factors discussed herein and elsewhere in the Company's reports on Form 10-K/A-3 for the year ended December 31, 1995 and on Form 10-Q for the three month periods ended March 31, 1996, June 30, 1996 and September 30, 1996 and in the financial statements and notes thereto in the Company's Report on Form 8-K dated October 30, 1996.

  Recent Developments

     The Company presently intends to issue to its non-Canadian holders of its Common Stock and 8% Convertible Debentures due 1999 rights ("Rights") to subscribe for more than 50,000,000 shares of

Common Stock. The preliminary terms of this Rights offering are more particularly described in a registration statement filed on Form S-2 with the Securities and Exchange Commission (the "Commission") and are subject to change. The Company will not offer the Rights until the registration statement is declared effective by the Commission. The Company will reserve the right to not conduct the Rights offering even if the registration statement is declared effective.

     In addition, the Company plans to change its jurisdiction of incorporation from British Columbia, Canada to Delaware, U.S.A. and, in connection therewith, plans to effect a consolidation of its shares. The Company intends to hold a special meeting of shareholders to vote upon these and certain other matters. The Company has filed with the Commission a preliminary proxy statement and registration statement on Form S-4 with respect to these matters. No solicitation of shareholder votes by the Company will occur with respect to these matters until the Company files definitive proxy materials with the Commission and the Commission declares the registration statement effective. The Company may determine not to seek shareholder approval of these matters at any time based upon market and business conditions.

  Overview

     In 1996, the Company changed its fiscal year to end March 31.

     Throughout 1995, the Company generated a major portion of its revenue from the sale of products for the home entertainment market. Due to the poor sell through of these titles, and the resulting operating losses and cash constraints experienced by the Company, management decided in 1996 to discontinue the manufacture and promotion of entertainment titles and focus its efforts solely on developing and publishing children's curriculum-based educational software products.

     A number of factors contributed to the Company's net loss in the three months ended December 31, 1995. Sales of the Company's products in the December 1995 quarter were significantly below expectations and the Company experienced significantly higher than expected returns. In light of the continued competitive pressures in the marketplace, inventory levels in the retail channel, the introduction of competitive products, downward pricing pressures and the focusing of the Company's operations and cash resources on products targeted at the children's education markets in the December 1995 quarter, the Company accelerated write-offs of certain prepaid and deferred royalties and made additional provisions for returns, price protection and inventory obsolescence as follows:

            Estimated sales returns and price protection............  $ 5,475,002
            Write-offs of unrecoverable prepaid and deferred
              royalties.............................................    4,260,532
            Provision for inventory obsolescence....................    1,033,389
            Write-offs of licenses and other intangibles............      235,000
                                                                      -----------
                      Total.........................................  $11,003,923
                                                                      ===========

     For most of the first nine months of calendar 1996, the Company lacked sufficient operating scale and capital resources to adequately fund sales, marketing and other operational activities. The Company estimates that lower than satisfactory sales volume for the nine month period ended December 31, 1996 was at least partially due to the lack of resources needed to market and promote its titles.

     The net loss for the nine months ended December 31, 1996 was $1,615,137 compared to a net loss of $15,801,449 for the nine months ended December 31, 1995. The net loss from operations for the nine months ended December 31, 1996 totaled $2,300,129 compared to a net operating loss of $15,785,926 for the same period one year ago. Net cash used by operating activities was $4,808,105 for the nine months ended December 31, 1996 compared to $9,181,557 for the same period one year ago. The net loss for the three and nine month periods ended December 31, 1995 was primarily due to charges totaling over $11,000,000 related to sales returns and markdowns, royalties, inventory obsolescence and other write-offs (see above).

     At February 12, 1997 the Company had $925,000 in cash and bank borrowings totaling $174,000.

  1996-1997 Management Actions

     During 1996 and early 1997, the Company instituted measures to improve operations and cash flows. Specific items accomplished through February 12, 1997 included the following:

     - Appointment of a new Chairman, President and Chief Executive Officer, Vice President of Marketing, and a Controller.

     - Reduction of head count from 148 employees at December 31, 1995 to 32 at February 12, 1997 and elimination of many part-time, temporary and contract positions.

     - Ceasing publication of new entertainment titles.

     - Closure of the Publisher Services Division.

     - Sale of substantially all of the fixed assets of the Entertainment Division. This included the sale of a studio in Victoria, British Columbia during May 1996 for $1,900,000, of which $500,000 was used to reduce bank borrowings. The gain on the sale of the studio, included in other income for the nine month period ended December 31, 1996, totaled $897,260.

     - Reduction by $2,398,000 of the outstanding borrowings under the bank line of credit from its January 1996 peak level of $2,572,000 to $174,000 at February 12, 1997.

     - A 10% reduction in senior management salaries.

     - Termination of all software development projects through outside developers.

     - The hiring of Strategic Marketing Partners to represent the Company's product line in the retail distribution channel.

     - Sale in June 1996 of certain entertainment product rights to one of its licensors in consideration for a $429,688 reduction in royalty obligations. Such sale was included as licensing revenue in the nine month period ended December 31, 1996. The transaction also encompassed the issuance of 175,000 shares of the Company's common stock in consideration of an additional $120,000 reduction in royalty obligations.

     - Sale of other entertainment product rights (included in licensing revenue) for $150,000 in the nine month period ended December 31, 1996.

     - Closure of the Company's office in Toronto, Ontario in January 1997.

     In addition, under the direction of its new management, the Company has now focused on the development and publishing of its children's curriculum-based educational software products. From the beginning of the current fiscal year (April 1, 1996) through February 3, 1997, the Company has completed the development of seven new or revised products: Major League Math(TM), Franklin Learns Math(TM), How Do You Spell Adventure?(TM), Orion Burger(TM), NFL(TM) Math, NFL(TM) Reading and Franklin's Activity Center(TM). The Company currently sells six of the titles and has sold the publishing rights to Orion Burger(TM) to a third party publisher.

  Liquidity and Capital Resources.

     Due to more than $25,000,000 in operating losses incurred during calendar 1995 and 1996, the Company experienced severe liquidity problems through September 30, 1996.

     In September 1996, the Company privately placed for cash $5,302,000 in 8% convertible debentures due July 31, 1999. A substantial portion of the proceeds were used to repay bank and trade indebtedness. Interest (which the holders referred to below have agreed to forego) is payable annually in arrears and is to be paid only in shares of the Company's common stock valued at a price equal to the average closing price for the ten trading days prior to the date of payment. Interest will continue to accrue until the debentures are paid or converted.

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

     The Company originally issued to each purchaser of the debentures a warrant to purchase one share of common stock for each $2.00 invested or 2,651,000 shares in total. Each warrant may be exercised at a price of $.6875 per share until September 1999. Pursuant to the warrant issue, the Company incurred a deferred charge totaling $265,100 with an offsetting increase to paid-in capital. The deferred charge is being expensed ratably over the life of the warrants.

     In December 1996, the Company agreed in principle, and subject to required approvals, to exchange $550,000 principal amount of 8% convertible debentures for shares of Series A Convertible Preferred Stock on terms to be negotiated.

     The holders of stock issued upon conversion of debentures or Series A Preferred Stock or exercise of warrants have certain rights to have these shares registered.

     The Company presently intends to issue to its non-Canadian holders of its Common Stock and 8% Convertible Debentures due 1999 rights ("Rights") to subscribe for more than 50,000,000 shares of Common Stock. The preliminary terms of this Rights offering are more particularly described in a registration statement filed on Form S-2 with the Securities and Exchange Commission (the "Commission") and are subject to change. The Company will not offer the Rights until the registration statement is declared effective by the Commission. The Company will reserve the right to not conduct the Rights offering even if the registration statement is declared effective.

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

     In connection with two 1996 amendments to the bank credit agreement, the Company issued the Bank warrants to purchase 400,000 shares (subject to adjustment to not more than 600,000 shares in certain events) of common stock at prices from $.50 to $.5625 per share.

     For the quarter ended December 31, 1996, the Company did not to comply with the earnings covenant set forth in the bank agreement. In January 1997 the bank informed the Company that it would not enforce its default rights under the agreement at this time and that it has elected not to renew the line of credit when it matures April 3, 1997.

     At February 12, 1997, the Company had cash of $925,000 and bank borrowings of $174,000. The Company intends to raise funds through a rights offering (see "Recent Developments" above). The purpose of the rights offering is to raise necessary working capital for the Company and the Company has filed a registration statement with the Securities and Exchange Commission. In the event the rights offering is delayed, the Company believes it has the ability to raise additional capital on a near term basis from both existing shareholders and other sources. In the event of a rights offering management believes that the Company's existing cash resources, cash flows from operations and additional proceeds from debt or equity financing or exercise of outstanding warrants, will enable the Company to repay the bank on April 3, 1997 and meet its financial obligations and conduct its operations through September 30, 1997. There can be no assurance that any intended rights offering will be conducted or if conducted, be successful. If the rights offering is not conducted or is unsuccessful, there can be no assurance that the Company will be able to raise working capital from other sources. Failure to do so will have a material adverse effect on the Company's financial condition and results of operations.

  NASDAQ Listing.

     In July 1996, it was determined that the Company no longer met the requirements for inclusion on the NASDAQ Small Cap Market because it failed to meet the continuing inclusion requirements for tangible net worth and minimum bid price. As of July 1, 1996, the Company's stock ceased trading on the National Small Cap Market and began trading on the OTC Bulletin Board.

RESULTS OF OPERATIONS -- THREE MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995

     Net Loss. The net loss for the quarter ended December 31 ,1996 was $1,537,857 compared to a net loss of $13,440,503 in the quarter ended December 31, 1995. The net loss in the December 1996 quarter was primarily due to lower than expected revenues and included the following:

     -- bad debt losses totaling $138,985 partly related to bankruptcy filings by two of the Company's significant customers.

     -- interest expense totaling $106,040 related to the September 1996 convertible debenture issuance. This is a non-cash cash charge payable only in common stock of the Company.

     -- charges relating to the closure of the Company's office in Toronto, Ontario and other shutdown expenses of approximately $123,000 including $47,997 on the disposal of the Toronto assets.

     With the Company completing a financing in September 1996, the three month period ended December 1996 represented first full quarter in calendar 1996 in which the Company was able to allocate resources to restart the marketing of its products. During the quarter the Company allocated over $400,000 to sales and marketing programs.

     Sales. Total net sales were $1,201,782 in the quarter ended December 31, 1996 compared to negative $(1,934,953) in the quarter ended December 31, 1995. Net sales for consumer titles were $808,882 in the quarter ended December 31, 1996 compared to negative $(2,362,010) in the quarter ended December 31, 1995. The Company and the multimedia industry experienced the effects of an increasingly competitive marketplace during the 1995 quarter that resulted in lower than expected sales, higher than expected returns, and downward pricing pressures. The negative sales of consumer titles for the 1995 quarter were primarily attributable to the $5,475,002 in reserves the Company provided for estimated returns and price protection. Excluding the provision for returns and price protection, sales of consumer titles decreased to $1,063,133 in the quarter ended December 31, 1996 from $3,112,992 in the quarter ended December 31, 1995. Beginning in 1996, the Company decided to discontinue the manufacture and promotion of entertainment titles and focus its efforts solely on developing and publishing children's curriculum-based educational software products. Thus, sales of consumer titles in the December 1996 quarter reflect a narrower product mix compared to the December 1995 quarter which included the sale of entertainment products.

                                                          QUARTERLY CONSUMER TITLE SALES
                                                       -------------------------------------
                                                       DECEMBER 31, 1996   DECEMBER 31, 1995
                                                       -----------------   -----------------
        Gross sales..................................     $ 1,063,133         $ 3,112,992
          Provision for returns and Markdowns........        (254,251)         (5,475,002)
                                                           ----------         -----------
          Net sales..................................     $   808,882         $(2,362,010)
                                                           ==========         ===========

     Licensing revenues decreased 2.9% to $392,900 in the quarter ended December 31, 1996 from $404,557 in the quarter ended December 31, 1995.

     In January, 1996, the Company decided to close its office in Dallas, Texas and discontinue its publisher services operation. There were no sales related to these operations in the quarter ended December 31, 1996.

     Cost of Sales/Gross Margins. Total cost of sales was $311,875 for the quarter ended December 31, 1996 compared to $6,530,431 in the quarter ended December 31, 1995. The December 1995 quarter includes significant charges totaling $5,831,263 which include the write-off of $4,260,532 in unrecoverable royalty advances, $1,033,389 of inventory obsolescence, $96,783 in technology amortization (which was fully expensed in 1995), $205,449 in publisher services costs and $235,000 in write-offs of licenses and trademarks. Gross margins were 74% of sales in the quarter ended December 31, 1996. Because of the significant write-off discussed above, gross margins were negative (438%) in the quarter ended December 31, 1995.

     Research and Development Costs. Research and development costs decreased 68% to $404,461 in the quarter ended December 31, 1996 from $1,276,386 in the quarter ended December 31, 1995. This decrease is primarily due to a reduction in personnel and facility costs associated with the sale of the Company's Victoria studio in May 1996 and the overall reduction of the Company's work force.

     Marketing and Sales. Marketing and sales expenditures decreased 60% to $980,305 in the quarter ended December 31, 1996 from $2,429,858 in the quarter ended December 31, 1995. This decrease was due to reduced personnel and facility expenses due to the elimination of its entertainment products and the related reduction of the Company's work force. In the quarter ended December 1995, the Company invested substantial sums to promote its entertainment titles Buried In Time and Ripleys:Riddle of Master Lu.

     Administrative Costs. Administrative expenses decreased 22% to $743,255 in the quarter ended December 31, 1996 from $955,067 in the quarter ended December 31, 1995 due to the reduction in the Company's work force. As a percentage of sales, administrative costs increased primarily due to expenses for bad debts and legal and professional fees.

     As of February 12, 1997, the Company had 32 full time employees in San Mateo, California. These employees were employed in the following functions:

            Product Development -- Children's Educational Products..........    6
            Marketing, Sales, Customer Service and Technical Support........   17
            Administrative..................................................    9
                                                                               --
                      Total.................................................   32
                                                                               ==

RESULTS OF OPERATIONS -- NINE MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995

     Net Loss. The net loss for the nine month period ended December 31 ,1996 was $1,615,137 compared to a net loss of $15,801,449 in the nine month period ended December 31, 1995. The net loss in the December 1996 period was primarily due to weak sales. The Company also experienced significant bad debt expenses associated with the bankruptcy of two of the Company's customers and legal and professional expenses related to the Company's reorganization. The net loss for the nine months ended December 31, 1996 was due to charges totaling over $11,000,000 related to sales returns and markdowns, royalties, inventory obsolescence and other write-offs (see above). The nine month period ended December 1995 included significant sales of two of the Company's entertainment titles Buried in Time and Ripleys:Riddle of Master Lu into the retail distribution channel. In 1996, due to the poor sell through of these entertainment titles, and the severe losses and cash constraints experienced by the Company, management decided to discontinue the manufacture and promotion of entertainment titles and focus its efforts on developing and publishing children's curriculum-based educational software products.

     Net Sales. Sales decreased 55% to $4,298,123 for the nine month period ended December 31, 1996 from $9,475,982 in the nine month period ended December 31, 1995 primarily due to the elimination of the entertainment products business. For most of the first nine months of calendar 1996, the Company lacked sufficient operating scale and capital resources to adequately fund sales, marketing and other operational activities. The Company estimates that the reduction in its volume of sales was at least partially due to the lack of resources needed to market and promote its products.

     Licensing revenues increased 50% to $1,960,790 in the nine month period ended December 31, 1996 from $1,308,792 in the nine month period ended December 31, 1995. The increase was primarily due to the sale of publishing rights to certain entertainment titles and increased royalties from international sales.

     In January, 1996, the Company decided to close its office in Dallas, Texas and discontinue its publisher services operation. There were no sales related to these operations in the nine months ended December 31, 1996.

     Cost of Sales/Gross Margins. Total cost of sales was $3,058,515 for the nine months ended December 31, 1996 compared to $11,848,654 in the nine months ended December 31, 1995. The nine month period ended December 1995 includes significant charges totaling $5,528,921 which include the write-off of $4,260,532 in unrecoverable royalty advances, $1,033,389 of inventory obsolescence, and $235,000 in write-offs of licenses and trademarks. The nine month period ended December 1995 also included $451,997 in technology amortization (which was fully expensed in 1995) and $484,763 in publisher services costs. Gross margins were 71% of sales in the nine months ended December 31, 1996. Because of the significant write-off discussed above, gross margins were negative (25%) in the nine months ended December 31, 1995.

     Research and Development Costs. Research and development costs decreased 68% to $1,113,824 in the nine month period ended December 31, 1996 from $3,487,629 in the same period last year. This decrease is primarily due to a reduction in personnel and facility costs associated with the sale of the Company's Victoria studio in May 1996 and the overall reduction of the Company's work force.

     Marketing and Sales. Marketing and sales expenditures decreased 66% to $2,234,805 in the nine month period ended December 31, 1996 from $6,525,990 in the same period last year. This decrease was due primarily to the Company's lack of resources to fund advertising and promotion activities until the latter part of September 1996. In addition, the Company has reduced personnel expenses due to the elimination of its entertainment products and sale of the studio in Victoria, Canada. During the nine month period ended December 1995, the Company invested substantial sums to promote the release of its entertainment titles Buried In Time and Ripleys:Riddle of Master Lu. As a percentage of sales, sales and marketing costs were 52% in the nine month period ended December 31, 1996 compared to 69% for the same period last year.

     Administrative Costs. Administrative expenses decreased 38% to $1,721,586 in the nine month period ended December 31, 1996 from $2,758,873 in the nine month period ended December 31, 1995, primarily due to the reduction in the Company's work force. As a percentage of sales, administrative costs were 40% in the nine month period ended December 31, 1996 versus 29% in the same period last year. This increase is primarily due to substantially reduced sales from the elimination of the Company's entertainment products and to increased bad debt expense and legal and professional fees.

     Other. During the quarter ended September 30, 1996 the Company negotiated settlements with certain trade creditors to reduce payments owed to them on past due obligations. Savings generated from the settlements approximating $115,000 are included in other income in the nine months ended December 31, 1996.

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

     Possible write-offs from Product Returns, Price Protection; Bad Debts; Collections. In accordance with industry practice, the Company recognizes revenue from the sale of its products (net of an allowance for product returns and price protection) upon shipment to its distributors and retailers. The Company had a reserve balance for price protection and returns as of December 31, 1996, of $1,049,688. Product returns or price protection concessions that exceed the Company's reserves could materially adversely affect the Company's business, operating results and financial condition and could increase the magnitude of quarterly fluctuations in the Company's operating and financial results. In addition, the Company has experienced in the past, and continues to experience, significant delays in the collection of its accounts receivable. Further, if the Company's assessment of the creditworthiness of its customers receiving products on credit proves incorrect, the Company could be required to significantly increase the reserves previously established.

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

     Changing Product Platforms and Formats. The Company's software products are intended to be used on machines built by other manufacturers. The operating systems of machines currently being manufactured are characterized by several competing and incompatible formats or "platforms," and new platforms will probably be introduced in the future. The Company must continually anticipate the emergence of, and adapt its products to, popular platforms for consumer software. When the Company chooses a platform for its products, it must commit substantial development time and investment in advance of shipments of products on that platform. If the Company invests in a platform that does not achieve significant market penetration, the Company's planned revenues from those products will be adversely affected and it may not recover its development investment. If the Company does not choose to develop for a platform that achieves significant market success, the Company's revenues may also be adversely affected. The Company is currently developing products for PC and Macintosh computers. The Company has terminated virtually all current development for other platforms such as the Sony PlayStation and Sega Saturn. There can be no assurance that the Company has chosen to support the platforms that ultimately will be successful.

     Changes in Technology and Industry Standards. The consumer software industry is undergoing rapid changes, including evolving industry standards, frequent new product introductions and changes in consumer requirements and preferences. The introduction of new technologies, including operating systems and media formats, can render the Company's existing products obsolete or unmarketable. Recent operating setbacks at Apple may adversely affect future sales of Macintosh Computers. The development cycle for products utilizing new operating systems, microprocessors or formats may be significantly longer than the Company's current development cycle for products on existing operating systems, microprocessors and formats and may require the Company to invest resources in products that may not become profitable. There can be no assurance that the current demand for the Company's products will continue or that the mix of the Company's future product offerings will keep pace with technological changes or satisfy evolving consumer preferences or that the Company will be successful in developing and marketing products for any future operating system or format.

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

     Performance Shares and Related Compensation Expense. In October 1991, in connection with the sale of 1,800,000 common shares to the Company's founders and principal stockholders, the Company issued 4,000,000 common "performance" shares (the "Performance Shares") at CDN $0.01 per share to certain of these individuals. These Performance Shares were issued pursuant to Local Policy #3-07 of the British Columbia Securities Commission ("BCSC") and Policy 19 of the Vancouver Stock Exchange, which provide the guidelines for the issuance of performance shares. In July 1996, a total of 1,200,000 of these shares were sold and transferred to certain members of current and former management at their then estimated fair market value of $.03 per share.

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

     At the time when BCSC Operating Cash Flow justifying release of the Performance Shares, or a pro rata portion thereof, is probable, the Company will record as compensation expense an amount equal to the difference between the CDN $0.01 per share originally paid for the Performance Shares then issuable and the market price of its common stock at that time. Such a pro rata or full expense recognition will occur prior to the pro rata or full release from escrow of the Performance Shares. If and when such expense recognition criteria becomes probable, based on the closing price of the Company's common stock on the Vancouver Stock exchange at February 12, 1997 of approximately US$.17 per share (for example purposes only), the aggregate compensation expense that would be recognized as a result of earning of all the performance shares would be approximately $640,000. Any compensation expense recognized related to the Performance Shares will be a noncash charge and will have no net impact on total stockholders' equity (deficit).

     The Company may pursue an early release of all or a large portion of the Performance Shares. Such an early release from escrow would reduce a source of continuing uncertainty surrounding the Company's consolidated financial statements, but could also result in compensation expense in the quarter in which the release is made.

     If and when the Performance Shares are earned, the number of shares used to calculate primary net income (loss) per share will increase by the number of Performance Shares earned. Through February 12, 1997 no Performance Shares have been earned or released.

     The Company is negotiating in principle with holders of these performance shares to exchange these shares for common stock or warrants or a combination of both. The transaction is subject to approval by the Vancouver Stock Exchange.

     Shares Eligible for Future Sale; Possible Adverse Effect on Future Market Price. Sale of substantial amounts of shares in the public market or the prospect of such sales or the sales or issuance of convertible securities or warrants could adversely affect the market price of the Company's Common Stock. Other than the 4,000,000 Performance Shares issued to the Company's founders and management (which are currently held in an escrow account and are subject to release upon satisfaction of specified conditions as discussed above) substantially all of the Company's issued and outstanding shares are freely tradable, subject to, in certain circumstances, compliance with Rule 144 or Rule 701 or the effectiveness of a resale registration statement. In addition, as of February 12, 1997, the Company had outstanding options to purchase 1,567,750 shares of Common Stock, warrants to purchase 4,931,000 shares of Common Stock and debentures convertible into 9,640,000 shares of Common Stock. Furthermore, the Company has reserved approximately 2,432,250 additional shares of Common Stock for future issuance pursuant to the Company's 1995 Stock Option Plan.

     No Dividends. The Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future. The Company's bank credit agreement prohibits the payment of cash dividends without the prior written consent of the lender.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In 1996, Sanctuary Woods was sued by Starpak, Inc. in the state courts of Colorado. This action was settled and dismissed with prejudice in November 1996. The Company's payment to Starpak in connection with the settlement was accrued in September 1996.

ITEM 2.  CHANGES IN SECURITIES

     At the Company's annual general meeting held on November 12, 1996, the Company's shareholders approved a resolution authorizing a new class of preferred stock and authorized the Company's Board of Directors to set the preferences, limitations and rights of such class of preferred. In connection with the possible conversion of the Company's outstanding 8% convertible debentures, the Company intends to create a class of Series A Preferred Stock which will have preferential rights to dividends and a liquidation preference relative to the Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     An annual general meeting of the Company was held on November 12, 1996. The Company furnished its security holders proxy soliciting material which was filed with the Securities and Exchange Commission. During the meeting, the following matters were voted upon and passed on motion duly made and seconded on vote of the shareholders as indicated:

     1. To fix the number of Directors for the ensuing year ensuing year:

                                                                                            BROKER
                                     FOR:        AGAINST:     WITHHELD:     ABSTAINED     NON VOTES
                                  -----------    ---------    ----------    ----------    ----------
                                  22,172,255      125,420         0           49,501          0

     2. To elect three Directors of the Company to hold office until the 1997 Annual Meeting of Shareholders or until their successors have been duly elected and qualified:

                                                                                             BROKER
                                      FOR:        AGAINST:     WITHHELD:     ABSTAINED     NON VOTES
                                   -----------    ---------    ---------     ----------    ----------
        N. John Campbell.......    22,218,631         0          1,500        127,045          0
        Grant N. Russell.......    22,219,931         0            200        127,045          0
        Charlotte J. Walker....    22,212,113         0          8,018        127,045          0

     3. To approve the appointment of Deloitte & Touche LLP, certified public accountants, as independent auditors of the Company for its fiscal year ending March 31, 1997 and to authorize the Board of Directors to fix the remuneration to be paid to the auditors.

                                                                                            BROKER
                                     FOR:        AGAINST:     WITHHELD:     ABSTAINED     NON VOTES
                                  -----------    ---------    ----------    ----------    ----------
                                  22,246,406         0          69,470        31,300          0

     4. To approve amendments of the Company's 1995 Stock Option Plan to (a) increase the number of shares of Common Stock reserved for issuance thereunder by 2,030,000 shares from 1,970,000 shares to 4,000,000 shares and (b) to change the formula for granting options to Directors.

                                                                                            BROKER
                                     FOR:        AGAINST:     WITHHELD:     ABSTAINED     NON VOTES
                                  -----------    ---------    ----------    ----------    ----------
                                  11,793,335     2,922,693        0          153,251      7,477,897

     5. To approve, as a special resolution, the consolidation of the Company's share capital on the basis of one (1) new share for each three (3) existing shares and to approve an increase to the Company's authorized capital.

                                                                                            BROKER
                                     FOR:        AGAINST:     WITHHELD:     ABSTAINED     NON VOTES
                                  -----------    ---------    ----------    ----------    ----------
                                  21,682,460      566,766         0           97,950          0

     6. To approve, as a special resolution, an amendment to the Company's Articles of Incorporation authorizing a class of preferred stock with preferences, limitations and relative rights as determined by the Board of Directors

                                                                                            BROKER
                                     FOR:        AGAINST:     WITHHELD:     ABSTAINED     NON VOTES
                                  -----------    ---------    ----------    ----------    ----------
                                  11,433,084     3,314,395        0          121,800      7,477,897

     There were 22,353,408, shares present or represented by proxy at the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                                       DESCRIPTION
------   ------------------------------------------------------------------------------------
11       Computation of Net Income (Loss) Per Common Share
27       Financial Data Schedule
         Third Amendment to Loan Agreement between Sanctuary Woods Multimedia, Inc. and a
99.1     bank, dated August 15, 1996.

     (b) Reports on Form 8-K:

     Filed October 30, 1996 (Items 5 and 7 -- Other events and exhibits)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SANCTUARY WOODS MULTIMEDIA CORPORATION

                                          By: /s/     CHARLOTTE J. WALKER

                                            ------------------------------------
                                               Charlotte J. Walker, Chairman,
                                                          President
                                                and Chief Executive Officer

                                            By: /s/       PETER NICHTER

                                            ------------------------------------
                                                       Peter Nichter
                                                         Controller

Dated: February 14, 1997

                                  EXHIBIT LIST

  EXHIBIT                                              ITEM
  -------        --------------------------------------------------------------------------------
  11        --   Computation of Net Income (loss) Per Common Share
  27        --   Financial Data Schedule
  99.1      --   Amendment to Loan Agreement between Sanctuary Woods Multimedia, Inc., and bank, dated August 15, 1996.