Form 10-K405
period 1997-03-31
SANCTUARY WOODS MULTIMEDIA CORP
filed 1997-06-30
CIK 900748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1997

                                      OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________
                         Commission file number: 0-21510

                     Sanctuary Woods Multimedia Corporation
             (Exact name of registrant as specified in its charter)


        Delaware                                   75-2444-09
        State or other jurisdiction of             (IRS Employer
        incorporation or organization              Identification No.)

        1825 South Grant Street
        San Mateo, California                      94402
        (Address of principal executive offices)   (Zip Code)

        Registrant's telephone number, including area code (415) 286-6000
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

To the best of the Company's knowledge, the aggregate market value of the voting shares held by non-affiliates of the registrant on June 27, 1997 (based on the average over-the-counter bid and asked prices of such stock on such date) was $4,471,327.

The number of shares of Common Stock of the registrant outstanding as of June 27, 1997, was 2,104,154.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 1997 Stockholders' Meeting ("Proxy Statement") are incorporated by reference into Part I Item 4 and Part III as set forth herein. Only such portions of the Proxy Statement as are specifically incorporated by reference are made a part of this Annual Report on Form 10-K.

Except where the context otherwise requires, as used herein, the term "Company" means Sanctuary Woods Multimedia Corporation and its subsidiaries. In addition, this Annual Report on Form 10-K includes trade names and marks of companies other than the Company.

                                     PART I

ITEM 1.  BUSINESS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K of Sanctuary Woods Multimedia Corporation ("Sanctuary Woods" or the "Company") contains forward-looking statements that are subject to risks and uncertainties. Statements indicating that the Company "believes," "expects," "anticipates" or "estimates" are forward looking as are all other statements regarding future financial results, market conditions, product offerings or other events that have not yet occurred. There are many important factors that could cause actual results or events to differ materially and/or adversely from those anticipated by the forward looking statements contained in this Form 10-K. Such factors include but are not limited to, the rate of growth of the consumer software market, market acceptance of the Company's products or those of its competitors, the timing of new product introductions, expenses relating to the development and promotion of new product introductions, changes in pricing policies by the Company or its competitors, projected and actual changes in platforms and technologies, timely and successful adaptation to such platforms or technologies, the accuracy of forecasts of consumer demand, product returns, market seasonality, the timing of orders from major customers and order cancellations, and changes or disruptions in the consumer software distribution channels as well as those factors listed under Risk Factors elsewhere herein. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to such risks and uncertainties. Other factors, uncertainties and assumptions not specifically identified or disclosed by the Company were also involved in the derivation of these forward looking statements and the failure of such other assumptions to be realized may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results or changes in factors or assumptions affecting such forward looking statements.

FISCAL YEAR

Effective April 1, 1996, the Company changed its fiscal year from December 31 to March 31. For comparison purposes, results for the year ended March 31, 1997 are being compared with results for the year ended December 31, 1995. The Company has not recast the prior year information presented herein to conform to the new fiscal year end.

RECENT DEVELOPMENTS

Domestication into the State of Delaware. On April 15, 1997, the Company's stockholders approved a special resolution authorizing the Company to change its jurisdiction of incorporation from British Columbia, Canada to the state of Delaware and adopt a Certificate of Incorporation and Bylaws under Delaware's corporate legislation. The domestication became effective April 15, 1997.

Reverse Stock Split. On April 15, 1997, the Company's stockholders also approved a one-for-twenty share consolidation of the Company's common stock and an increase in the number of the Company's authorized shares of common stock to 50,000,000. All references in the accompanying consolidated financial statements to share information, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect such reverse stock split.

Rights Offering. In April 1997, the Company completed a common stock rights offering in which it issued approximately 932,500 shares of common stock at $2.40 per share and received gross proceeds of $2,238,000.

Conversion of 8% Convertible Debentures into Series A Preferred Stock. In April 1997, the Company exchanged $5,302,000 in 8% convertible debentures for 99,993 shares of the Company's Series A Preferred Stock. The Series A Preferred Stock has an aggregate liquidation preference of $5,302,000 and is convertible into common stock at a rate of $2.40 per share (2,209,167 shares) and has voting privileges on an "as converted" basis. The Series A Preferred stock automatically converts into common stock on July 1, 1999 or upon the occurrence of either (i) the Company's obtaining equity financing of not less than $2,000,000 at a price not less than $4.40 per share or (ii) the closing price of the Company's common stock having been 250% of the conversion price of a share of Series A Preferred Stock (currently $6.00) for any 21 trading days in any consecutive 40 day trading period.

In addition, the Company issued to the debenture holders warrants to purchase an additional 1,021,474 shares of the Company's common stock at an exercise price of U.S. $3.00 per share and reduced the exercise price of 132,550 previously issued warrants from $13.75 to $3.00 per share. The warrants must be exercised if the closing price of the Company's common stock equals or exceeds 300% of the exercise price ($9.00) for any 21 trading days in any consecutive 40 day trading period. In consideration for the exchange, the Debenture Holders agreed to retroactively forego interest ($225,445 at March 31, 1997, which was payable in common stock) on the Convertible Debentures. The holders of common stock issued upon conversion of preferred stock or exercise of warrants have certain rights to have these shares registered.

Proposed Acquisition of Theatrix Interactive, Inc. On June 4, 1997, the Company signed a definitive agreement to acquire 100% of the outstanding shares of Theatrix Interactive, Inc. (Theatrix). The Company proposes to issue 3,102,528 shares of the Company's common stock in consideration for all the shares of Theatrix capital stock and outstanding options and warrants. Up to an additional 500,000 shares of the Company's common stock are issuable fifteen (15) months after the effective date of the merger if certain revenue goals are met with respect to products acquired from Theatrix. In addition, Sanctuary Woods will set aside 300,000 shares, under its 1996 Stock Option Plan, for issuance to former Theatrix employees who become employees of Sanctuary Woods and will issue a warrant to Kingdon Capital, a stockholder of Theatrix, to purchase 500,000 shares of common stock of the Company at $3.00 per share. Consummation of the transaction is conditioned on the approval of the Theatrix stockholders and certain regulatory approvals. The Company's management expects the transaction to be consummated in the quarter ended September 30, 1997.

INTRODUCTION

The Company develops, publishes and markets interactive multimedia educational software content (programs) for use in the K-12 school and home consumer markets. The Company's products integrate digital graphics, text, sound, animation and video and take advantage of the major advances in PC technology. The Company's products are primarily developed for multimedia-equipped personal computers (MPC) which include sound capabilities and a CD-ROM drive (desktop systems). The Company believes that as more powerful personal computers become less costly and more widely available to consumers and classrooms, demand for multimedia products and content will continue to grow. Another category of systems is the "set-top" system, designed primarily for connection to the consumer's television (i.e. Sony Playstation, Sega Saturn). The Company has developed for such systems in the past but has no current plans to do so in the future.

The Company presently develops products for the Macintosh, Windows and Windows 95 platforms and numerous browsers. By developing products for multiple platforms, the Company expects to reduce the risk of dependence on any one platform, while enabling it to build the development tools that will keep it technologically responsive as new technologies emerge. However, the proliferation of inexpensive PC based multimedia computers have given Windows based products more than an 80% market share. In addition, CD-ROM capacity allows developers to produce "hybrid disks" which place both MacIntosh and PC platforms on a single CD-ROM.

In the last several years the internet has provided another platform for distribution of multimedia programs. Accordingly, the Company has begun to develop specific content for the internet. The Company also believes that broadband platforms will become increasingly attractive to the marketplace. Broadband, which can generally be described as a digital communications medium that allows for high band-width throughput, may take form in a number of delivery systems including cable, fiber optics, and satellite. In anticipation of this, the Company has formed and continues to form alliances with partners involved in developing and distributing content appropriate for broadband systems.

CD-ROM. The Company's products are designed primarily for delivery on CD-ROM because of the cost benefits available from the use of this medium as a mass storage device, and the proliferation of this medium as the preferred consumer platform. In addition, because the manufacturing technology is so well developed, CD-ROMs can be purchased and replicated through numerous qualified sources with short lead-times thereby reducing inventory risks. The Company believes that the emergence of Digital Video Disk (DVD) technology will also become a standard medium for the delivery of products in the future.

PRODUCTS

The Company's products are organized into families of like products under differing brand names. The "Head Coach" brand of products uses sports themes to help kids develop their reading and math skills. The Head Coach products currently use professional team logos, statistics, and player likenesses through licenses obtained from NFL Properties, NFL Players and Major League Baseball. In the future, the Company intends to offer additional products under the Head Coach brand. The Franklin brand of products contain the popular storybook turtle "Franklin." These programs use animation and a curriculum-based approach to help develop important learning skills. The Sanctuary Woods brand of products contains some of the Company's older titles including those purchased from Magic Quest in 1994.

HEAD COACH(TM)

NFL(TM) Math. This product allows kids ages 8 to 12 to guide their favorite NFL(TM) team down the field by answering math questions that cover 23 different math skills including basic computation, fractions and decimals, charts and word problems. It features 3D photo-realistic animation, real teams, real players, statistics, and workshops.

NFL(TM) Reading. This product allows kids ages 8 to 12 to practice reading comprehension, spelling and vocabulary skills by teaming up with the pros. Kid's read more than 1,800 articles packed with interesting facts about NFL teams and players. With multi-player, multi-level capabilities, kids of different ages can compete against one another on a level playing field.

Major League(TM) Math. This product allows kids ages 8 to 12 to guide their favorite Major League Baseball(TM) team around the bases by answering math questions that cover 25 different math skills such as basic computation, percentages, prime numbers, geometric shapes and structures, powers and square roots, volume and area. It features 3D photo-realistic animation, real teams, statistics, and workshops.

Major League(TM) Reading. Kids can read more than 2,000 articles packed with interesting facts about Major League teams and players and field 2,500 reading, spelling and vocabulary questions. With multi-player, multi-level capabilities, kids of different ages can compete against one another on a level playing field with 3D photo-realistic animation.

FRANKLIN(TM)

Franklin Learns Math. This pre-school program for kids ages 4 to 7 combines education and entertainment with the popular book character "Franklin" developed by Kids Can Press Ltd. The program uses endearing characters, animation and a curriculum-based approach to teach important learning skills, including pattern and number recognition, telling time, counting, addition and subtraction.

Franklin's Activity Center. This fun-filled program for kids ages 4 to 9 finds Franklin the Turtle in his room on a rainy day. There are 11 fun things to do including jigsaw puzzles, matching games, card playing, and coloring. There are even costumes in which to dress Franklin.

Franklin's Reading World. This pre-reading program for kids ages 4 to 7, combines education and entertainment. This program uses endearing characters, animation and a curriculum-based approach to teach important language skills including reading comprehension, vocabulary and spelling. The diskette version of this product is sold under the name, Franklin's Reading Fun.

SANCTUARY WOODS(TM)

Ripley's: How Do You Spell Adventure. This program for kids ages 9 to 14 combines an amazing adventure game with unusual and outlandish content from the Ripleys Believe It or Not archives. There are adventures in a jungle, a Chinese temple and a bat cave through which kids develop their skills in reading, spelling and vocabulary.

Travelrama. This multi-player board game helps players of all ages sharpen geography, math and social studies skills as they use the Rand McNally road map to scour the country in search of monuments, national parks, historical locations and points of interest while picking up picture postcards along the way. Multiple levels allow kids of different ages to compete against the computer or each other.

Math Ace Grand Prix. This products allows kids, ages 8 to 14, to build an on-screen racetrack by answering more than 3,000 math questions in this multi-level game while learning 11 essential math concepts.

Word City Grand Prix. This program covers 7 essential language arts skills, from alphabetization to parts of speech and allows kids, ages 7 to 14, to enter and practice their own spelling words or create a custom dictionary. With fast-paced arcade-style games and 3D-style graphics, learning becomes fun, especially when kids get to drive in a Grand Prix race.

The Company also continues to sell many of its older award winning titles. These titles are no longer sold into the consumer retail channel, but are distributed as teacher's editions and "site-licenses" to schools and teachers throughout the United States and Canada. These titles include Sitting on the Farm, The Cat Came Back, Earth Treks, Ecology Treks, Time Treks, and Addison-Wesley's Real World Math.

PRODUCT DEVELOPMENT

During 1996, the Company developed products in three studio locations: Victoria, British Columbia; Toronto, Ontario; and San Mateo, California. The Victoria Studio produced the Company's entertainment products, while the Toronto and San Mateo studios developed the kids' products. In May 1996, the Company sold the studio in Victoria, British Columbia pursuant to management's decision to discontinue the development of entertainment titles. The Company closed its Toronto office in January 1997 to consolidate its operations in California.

The Company maintains an internal product development team consisting of producers, artists, programmers and engineers. Depending on the complexity of the titles and the target player platforms, the elapsed development time per title is typically 4 to 9 months.

In 1995 and prior, the Company entered into development agreements with third-parties to develop programs to be published under the Company's name. The Company ceased outside development of titles in January 1996.

During fiscal 1997 and calendar 1995 and 1994 respectively, the Company spent $1,395,671, $4,495,963, and $5,056,661 on research and development. Research and development expenditures in 1994 included $1.0 million allocated to in-process research and development in connection with the Company's purchase of Magic Quest, that was charged to operations in the June 1994 calendar quarter.

In 1995 and 1994, the Company developed products using outside developers. Such product development was often associated with a royalty to the third party developer based upon sales of the product developed. Payments made to the developer in advance of release of the product were reported as prepaid and deferred royalties. When royalties were earned, such prepaid and deferred royalties were expensed. Prepaid and deferred amounts were also expensed based on management's estimation of future product sales. In the fourth quarter of 1995, the Company expensed substantially all prepaid and deferred royalties related to entertainment products, due to a strategic shift in the Company's focus to the children's home and education markets and a net realizable value analysis of the recoverability of such prepaid and deferred royalties. The Company currently has a prepaid and deferred royalty balance corresponding to certain deferred royalty obligations related to education products.

The Company from time to time may seek to expand its product lines and enhance its market position by adding complementary products, technologies and companies. Such expansion may take place through internal development, mergers or acquisitions, licensing agreements, joint ventures, combinations with strategic investors, or other similar arrangements.

LICENSING ARRANGEMENTS FOR INTERNAL PRODUCT DEVELOPMENT

The Company's product development strategy focuses on curriculum-based educational content combined with major league sports themes and/or recognizable licensed characters/products. The Company seeks opportunities to license the use of recognizable characters and/or content libraries or to develop them jointly with others. To date, the Company has entered into a number of such arrangements including agreements with the NFL and Major League Baseball permitting the use of their respective team names, logos, and other licensed properties. The Company also has an agreement with Kids Can Press Ltd. to develop and publish multiple titles based upon the "Franklin the Turtle" series of children's books.

The license agreements require the Company to pay certain advances and royalties to the Licensor. Royalty obligations for products licensed under these agreements are primarily based on (i) a percentage of the Company's net revenues
(ii) a fixed amount per unit of sales, or (iii) a percentage of net revenue less the licensor's contribution to the finished product. The Company is required to pay royalties within certain time periods and comply with various other requirements in its license agreements. The Company's failure to comply could result in the termination of such license agreements, and potentially the loss of the right to distribute the products licensed. Termination of such license agreements could materially adversely affect the Company's ability to sell such products, and could materially adversely affect the Company's financial results.

In 1993, the Company entered into a licensing agreement with Ripley Entertainment, Inc. ("Ripley"), the publisher of "Ripley's Believe It or Not," for certain rights to use Ripley's existing archive materials to develop and market interactive multimedia products on CD-ROM and certain other electronic media. The Company released two titles under this license, The Riddle of Master Lu and How Do You Spell Adventure? In June 1996, in exchange for a $550,000 reduction in outstanding royalty obligations and other concessions, the Company sold the license back to Ripley along with the publishing rights to The Riddle of Master Lu and the development plans to one other title for this series.

DISTRIBUTION AND MARKETING

The Company sells its products through distributors, computer superstores, electronic stores, mass merchandisers, discount warehouse stores, office stores and educational dealers using its own in-house sales force, outside sales representative and contracted sales agents. In addition, the Company also sells its products directly to schools and consumers. International sales are derived from licensing agreements with foreign distributors.

The Company targets its efforts in the following channels:

(i) Consumer retail. Store accounts are supplied through a variety of software distributors and direct to certain accounts in the United States and Canada.

(ii) Education. The Company sells its products directly to schools and teachers and indirectly through educational product dealers.

(iii) International. The Company has both exclusive and non-exclusive republishing and distribution relationships in foreign territories.

(iv) OEM. The Company has relationships with original equipment manufacturers and software bundlers who bundle the Company's products with their own hardware or third party software or other products.

(v) Direct. The Company has developed and continues to develop its own direct mail-order distribution system. Product sales are made direct to the consumer via catalog, targeted mailings, telephone, fax, and through the internet.

During the fiscal year ended March 31, 1997, the Company had sales to two customers, Eidos Interactive and Navarre Corporation, that represented 18% and 16% of total net sales, respectively. During the three months ended March 31, 1996 the Company had sales to two customers that represented 22% and 16% of total net sales. During the year ended December 31, 1995, the Company had sales to two customers that represented 16% and 11% of total net sales. In 1994, pursuant to a distribution agreement, the Company had sales to one customer which represented 37% of total net sales.

Beginning in 1996, the Company began focusing its efforts on the development and distribution of education titles for the education marketplace and began allocating resources toward developing an educational sales strategy hiring an educational sales staff and a VP of Education.

The Company also allocated resources to the development of its internet web-site. The site located at www.ah-hah.com provides consumers with up-to-date information on the Company and its products. In June 1997, the Company began receiving customer orders at its web-site. The Company intends to devote additional resources to increase the use of the web-site as an alternate distribution channel. The Company has been and will continue to develop content for the internet which plans to distribute on its own web site and others through syndication.

There is intense competition for the limited shelf space and promotional resources of software retailers and such competition is expected to increase as the multimedia software market continues to develop. There can be no assurance that the Company will be able to obtain shelf space for its products. As with other companies in the industry, the Company has experienced difficulty in maintaining its retail shelf presence as software titles have proliferated. The Company has attempted to overcome this difficulty by maintaining strong relationships with retail and wholesale buyers, and through a more targeted approach to using its resources for channel marketing and promotions. Nonetheless, there can be no assurance that the Company will be successful in increasing or maintaining its shelf penetration or market share percentages.

Industry practice and competitive pressures generally require the Company to accept returns of unsold product from wholesale distributors and retailers, including product that is defective, shelf-worn or damaged. To mitigate exposure to returns, the Company may choose to reduce the price of previously shipped products to enable retailers to sell slow moving inventories. The Company attempts to monitor and manage the volume of its sales to distributors and retailers in order to avoid their overstocking of the Company's products, however, the Company's distributors are not required to provide the Company with this information. The Company recognizes revenue (net of an allowance for product returns and price protection) from the sale of its products upon shipment to its distributors, even though such products may be returned to the Company. At the time of product shipment, the Company establishes reserves which estimate the potential for future product returns and price protection concessions based on seasonal terms of sale, distributor and retailer inventories of the Company's products, as well as other factors. Actual product returns or price protection concessions that exceed the Company's reserves could materially adversely affect the Company's business, operating results and financial condition in the quarter in which the products are shipped and in subsequent quarters, and could increase the magnitude of quarterly fluctuations in the Company's operating and financial results. For example, in the fourth quarter of 1995, the Company established reserves that were significantly higher than historical levels due to slower than expected sell through of its products, including products that were shipped and for which the Company recognized revenue in the third quarter of 1995. As a result, in the fourth quarter of 1995, the Company recorded product return and price protection reserves of $5,475,002, and reported negative net revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

The Company uses reasonable efforts to assess the creditworthiness of its customers before orders are fulfilled or shipped. If the Company's assessment of the creditworthiness of its customers receiving products on credit proves incorrect, the Company could be required to significantly increase bad debt reserves. There can be no assurance that such write-offs will not occur in the future or that the amounts written off will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company has experienced in the past, and continues to experience, significant delays in the collection of certain of its accounts receivable. The existence of overstock circumstances at distributor and retailer warehouses, or the lack of significant new product releases, may cause delays in collecting amounts otherwise owed to the Company by distributors or retailers.

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

COMPETITION IN THE EDUCATIONAL SOFTWARE MARKET

The educational software industry is intensely competitive, and market acceptance for any of the Company's software products may be adversely affected by competitors introducing similar products with greater consumer appeal. The Company's products compete not only with CD-ROM programs but also with diskette and, to some extent, cartridge-based video game products. As discussed above, increased competition could result in loss of shelf space for, and reduction in sell-through of, the Company's products at retail stores in addition to putting significant downward pressure on pricing. Increased competition can also create difficulty in attracting and maintaining key employees. Any of these events could adversely affect the Company's operating results.

The Company competes against a large number of other companies of varying sizes and resources including, among others, CUC International Inc., The Learning Company Inc., Disney Co., Broderbund Software Inc., Creative Wonders Inc. and GT Interactive Software Corp. Currently, the Company's competitors fall into three general categories, (i) companies already producing computer games or other home entertainment software, (ii) divisions of major corporations established to pursue what is referred to as "the new media market," and (iii) small private companies and even start-up companies whose names are not well-known but whose founders or key personnel are recognized talents within the industry. In addition, there has been significant consolidation of software publishers, with large companies acquiring certain independent publishers, such as SoftKey's acquisition of The Learning Company, and CUC International's acquisitions of Sierra Online and Davidson & Associates. Many of the Company's competitors have substantially greater financial, technical and marketing resources than the Company. Such consolidation may further increase these competitors' resources. Strong financial resources provide access to established distribution channels and support a strong development budget. The Company is actively pursuing strategies in order to increase its financial resources and market strength, including strategic relationships, raising of additional capital, and mergers and/or acquisitions. There can be no assurance, however, that the Company will be successful in consummating any such relationships or activities, or that if consummated, such relationships or activities will be successful.

Among many key factors affecting the competitiveness of multimedia software are product design and content, ease of operation, brand name recognition, access to distribution channels and retail shelf space, quality and reliability, price and quality of support service. The Company believes that its products compete favorably in terms of design and content, ease of operation, quality, and reliability and less favorably in terms of access to distribution and retail shelf space, price, and support service. The Company lowered its price levels in 1996 to compete more effectively, and in February 1996 terminated a relationship with a third party that was providing the Company with support services. While the Company has made an effort to improve its competitive position, there can be no assurance that it will be successful in this regard. The Company may take further price reductions in the future, as may be warranted by market conditions, product life cycle and sales levels.

MANUFACTURING

The Company contracts with a variety of third party vendors, primarily IPC Communications located in San Jose, California, for the mass production, packaging and order fulfillment services relating to its CD-ROM products. The CD-ROM industry uses many of the same production facilities as the music CD industry, and benefits from similar economies of scale. During 1997 and 1995, the Company also utilized Softworld Services of Milpitas, California and Certified Media, Inc. of San Jose, California for its manufacturing. Although IPC Communications currently performs most of the Company's manufacturing operations, the Company believes that it could enter into similar arrangements with a number of other qualified suppliers without material expense or delay, and may do so in the future. To date, the Company has not experienced any material difficulties or delays in obtaining suppliers for the manufacture and assembly of its products. Normal production runs take less than two weeks, allowing the Company to maintain minimal backlogs.

To the extent that data is supplied from distributors and retailers, the Company monitors its inventory levels and channel sell-through information to avoid accumulating excess inventory. Product returns from distributors and retailers can cause the Company to maintain excess inventory. The Company experienced an unusually high level of product returns in the three month periods ended March 31 and June 30, 1996, and thus maintained higher than normal inventory levels. The Company has greatly reduced its inventory levels and continues to maintain them through focused sales strategies, liquidation, and destruction of certain unsalable inventories.

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

The Company has registered the trademark "Sanctuary Woods" and "Head Coach" in the United States for the promotion of goods and services and computer programming and the designing of computer programs, has registered certain others of its trademarks in the United States, and has filed applications for trademark registration for certain of its marks in a number of foreign countries. The Company has also filed trademark applications in the United States for various other trademarks, including its trees logo.

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

PUBLISHER SERVICES DIVISION

In May 1996, the Company closed its Dallas studio and ceased operating its publisher services business. The closure of this facility was completed on May 15, 1996.

EMPLOYEES

As of June 20, 1997, Sanctuary Woods had approximately 35 full-time employees. The Company's future success depends in large part on the continued service of its key technical and senior management personnel and on its ability to attract, motivate and retain highly qualified employees. Competition for such employees is intense, and the loss of the services of key personnel could have a material adverse effect upon the Company's current operations and on new product development efforts. None of the Company's employees is represented by a collective bargaining agreement nor has the Company experienced a work stoppage.

ITEM 2.  PROPERTIES

The Company leases approximately 7,500 square feet of office space in San Mateo, California where the Company maintains its principal executive offices. The San Mateo facility is subject to a lease which expires June 30, 1999. The Company believes that its facilities provide suitable and adequate production capacity.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various claims, litigation and threatened litigation in the normal course of operations. Management believes, based upon the advice of counsel, that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial statements taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the year ended March 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was traded in the United States on the Nasdaq National Market system until July 2, 1996 when it was delisted for failing to maintain the minimum criteria for inclusion on such exchange. Since that date, the Company's Common Stock has traded over-the-counter under the symbol "SWMC". The Company's Common Stock was traded in Canada on the Vancouver Stock Exchange until March 1997 when it was delisted at the Company's request in connection with the Company's domestication to the state of Delaware.

The following tables set forth, for the periods indicated, closing prices for the Company's Common Stock as reported by the Vancouver Stock Exchange, the Nasdaq National Market and the OTC Bulletin Boards. The prices have been adjusted to reflect the one-for-twenty share consolidation effected by the Company on April 15, 1997.

                            VANCOUVER STOCK EXCHANGE

FISCAL 1997                      HIGH            LOW
June 1996                   CDN  $42.00     CDN  $16.00
September 1996              CDN  $19.60     CDN   $9.80
December 1996               CDN  $16.00     CDN   $4.40
March 1997                  CDN   $5.80     CDN   $4.20

FISCAL 1996
June 1995                   CDN $150.00     CDN  $60.00
September 1995              CDN $205.00     CDN $125.00
December 1995               CDN $175.00     CDN  $60.00
March 1996                  CDN $ 85.00     CDN  $11.40

                    NASDAQ NATIONAL MARKET/SMALL CAP SYSTEMS

FISCAL 1997                            HIGH           LOW
June 1996                             $31.25        $12.50

FISCAL 1996
June 1995                            $107.50        $45.00
September 1995                       $157.50        $87.50
December 1995                        $140.00        $40.00
March 1996                            $65.00         $7.50

                          OTC ELECTRONIC BULLETIN BOARD

FISCAL 1997                            HIGH           LOW
September 1996                        $15.00         $2.50
December 1996                         $12.50         $1.25
March 1997                            $15.00         $0.63

The Company has not paid cash dividends and has no present plans to do so. There were approximately 300 stockholders of record on June 15, 1997, excluding stockholders whose stock is held in nominee or street name by brokers.


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

                           CDN DOLLARS PER U.S. $1.00

                                 1996         1995         1994
End of Period                 $ 1.3696     $ 1.3652     $ 1.4028
Average                       $ 1.3653     $ 1.3725     $ 1.3657
High                          $ 1.3860     $ 1.4235     $ 1.4074
Low                           $ 1.3306     $ 1.3282     $ 1.3102

At March 31, 1997, the Company had either sold or terminated all of its assets and operations in Canada.


ITEM 6.  SELECTED FINANCIAL DATA

                                   TRANSITION
                                     PERIOD
                       YEAR ENDED     ENDED     YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                        3/31/97      3/31/96    12/31/95(1)   12/31/94 (2)   12/31/93      12/31/92
Sales                  $ 4,749,351    $937,612 $10,981,097    $6,261,226   $ 1,424,971     $527,265
Cost of sales            1,512,871     924,210  12,575,831     3,057,368       994,153      303,083
Gross margin
(deficit)                3,236,480      13,402  (1,594,734)    3,203,858       430,818      224,182
Operating loss         (4,071,238) (4,445,340) (18,684,569)  (8,027,801)   (4,436,009)    (625,756)
Net loss               (3,677,011) (4,514,171) (18,698,441)  (7,404,436)   (4,221,569)    (586,392)
Net loss per share          (3.30)      (4.97)     (22.16)       (10.58)        (9.15)       (1.79)
Number of shares used
  in computation         1,113,145     907,904     843,687       699,684      461,571      326,762
Working capital
(deficit)                (966,479) (6,299,113) $(2,314,531)  $ 6,363,968     $ 649,247    $ 981,644
Total assets             2,286,799   4,593,861   6,598,634    12,849,414     4,238,990    1,945,122

Current liabilities      2,532,745   8,914,312   6,354,655     2,095,651       669,675       99,671
Long-term obligations    5,302,000     547,781     601,359       770,000       970,000       55,232
Shareholders' equity
  (deficit)            (5,547,946) (4,868,232)   (357,380)     9,983,763     2,599,315    1,790,219

(1) See "Management Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of significant and material 1995 charges.

(2) Reflects acquisition of Magic Quest, Inc., effective June 30, 1994, and resultant write-off of $1,034,958 of purchased in-process research and development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is engaged in the development, publication and sale of interactive multimedia educational software products for the home and education markets.

In 1996, management discontinued the development of home entertainment products and narrowed the Company's focus to the development and publication of educational software products for the children's home and education markets, and in fiscal 1996 released six new educational products: Major League Math(TM), Franklin Learns Math(TM), How do you Spell Adventure?(TM), NFL(TM) Math and NFL(TM) Reading and Major League Math(TM) Second Edition.

The Company also took various steps to restructure its operations, including changing the Company's year end to March 31, installing new senior management, substantially reducing head count from 148 employees at December 31, 1995 to 32 employees at March 31, 1997, closing the Company's Publisher Services division, selling substantially all of the fixed assets of the Entertainment division and eliminating the Company's outstanding debt. In addition, in April 1997, the Company changed its jurisdiction of incorporation from British Columbia, Canada to Delaware, U.S.A., effected a one-for-twenty share consolidation of its outstanding Common Stock, exchanged $5.3 million in outstanding convertible debentures for Series A Preferred Stock and warrants, cancelled the performance shares and raised $2.2 million in a rights offering.

The Company sells its products in North America through distributors as well as directly to schools and retailers, such as computer superstores, electronic stores, mass merchandisers, discount warehouse stores and office stores, and internationally through licensing arrangements with foreign distributors.

RESULTS OF OPERATIONS

Effective April 1, 1996, the Company changed its fiscal year from December 31 to March 31. For comparison purposes, results for the year ended March 31, 1997 are being compared with results for the year ended December 31, 1995. The Company has not recast the prior year information presented herein to conform to the new fiscal year end.

NET LOSS

For the fiscal year ended March 31, 1997, the Company incurred a net loss of $3,677,011 and an operating loss of $4,071,238. This included a net gain of $897,000 from the sale of the Company's studio in Victoria, British Columbia. The net loss for the year included the following:

- bad debt losses of $329,360 partly related to bankruptcy filings by two of the Company's significant customers.

- interest expense totaling $225,000 related to the September 1996 issuance of convertible debentures. Pursuant to the conversion of the debentures into Series A Preferred Stock in April 1997 and the issuance of additional warrants to purchase common stock, the debenture holders have forgiven the accrued interest.

- expenses of approximately $390,000 related to the Company's domestication into the State of Delaware from British Columbia, Canada, a reverse stock split, conversion of subordinated debentures and related SEC filings (see recent developments) in April 1997.

- expenses of approximately $420,000 related to facility consolidation including operating expenses from the Victoria studio up to its sale in May 1996 and costs related to the closure of the Toronto studio.

NET REVENUES

Net revenues in 1997 were $4.7 million including approximately $950,000 from the sale of publication rights to certain entertainment titles. Sales to two of the Company's customers, Eidos Interactive and Navarre Corporation, represented 18% and 16% of net revenues, respectively. Net revenues in 1997 decreased substantially from net revenues of $11.0 million in 1995 and $6.3 million in 1994, in part due to the fact that in 1996 the Company discontinued its entertainment product line, which accounted for 60% of net revenues in 1995.

The Company intends to develop its internet web-site, www.ah-hah.com, as an alternative distribution channel to increase sales. There is no assurance, however, that the Company will be successful in developing its web-site as a distribution channel, or that the web-site will generate significant sales. In addition, retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition for high quality and adequate levels of shelf space and promotional support from retailers. Industry practice and competitive pressures generally require the Company to accept returns of unsold product from wholesale distributors and retailers. Alternatively, the Company may choose to reduce the price of previously shipped products to encourage retailers to maintain the products on the retailers' shelves. This competition has caused a downward pressure on the prices of the Company's products and an adverse effect on the Company's gross margins. The Company believes that competition for shelf space will become more intense in the future and that the downward pressure on the Company's prices will continue.

COST OF SALES

Cost of sales in 1997 were $1.5 million or 31% of net revenues as compared to $12.6 million in 1995 and $3.1 million in 1994. Cost of sales decreased in 1997 due in part to lower sales as a result of the Company's focus on its educational product lines. In addition, cost of sales were unusually high in 1995. In the fourth quarter of 1995 the Company experienced an unusually high rate of return for products sold primarily in the third quarter of 1995. As a result, the Company reserved $5.5 million for returns and price protection, took a charge of $4.3 million for unrecoverable royalty advances, and a charge of $1.0 million for obsolete, slow-moving and non-salable inventory.

OPERATING EXPENSES

Research and Development. Research and development expenses were $1.4 million in 1997 or 29% of net revenue as compared to $4.5 million in 1995 and $5.1 million in 1994. Research and development expenses decreased in 1997 primarily due to a reduction in headcount and the sale of the Company's Victoria, British Columbia studio associated with the narrowing of the Company's focus solely on education products.

Marketing & Sales. Marketing and sales expenses were $3.1 million in 1997 or 63% of net revenue as compared to $8.3 million in 1995 and $3.7 million in 1994. The reduction in marketing and sales expenses in 1997 both in actual expense and as a percentage of revenue was primarily due to the Company's lack of resources to fund advertising and promotional activities and reduced headcount associated with the narrowing of the Company's focus solely on education products.

Administration. Administrative expenses were $2.5 million in 1997 or 53% of net revenue as compared to $3.5 million in 1995 and $1.9 million in 1994. Although actual administrative expenses decreased in 1997 primarily as a result of the Company's reduced headcount, administrative expenses as a percentage of net revenue increased primarily due to nonrecurring expenses incurred by the

Company in connection with the Company's domestication into the State of Delaware and in connection with the bankruptcy of two of the Company's distributors.

Depreciation. Depreciation expenses were $354,823 in 1997 or 7% of net revenue as compared to $852,211 in 1995 and $529,636 in 1994 . Depreciation expenses decreased in 1997 primarily due to the Company's sale of its studio in Victoria, British Columbia.


LIQUIDITY AND CAPITAL RESOURCES

The Company has had operating losses in each fiscal year since its inception and as of March 31, 1997, had an accumulated deficit of $39.5 million and total stockholders deficit of $5.5 million.

Operating activities in 1997 used $5.6 million in cash. The Company financed its operating activities through the issuance of $5.3 million in convertible debt, the receipt of $750,000 from the issuance of Common Stock on exercise of warrants and the receipt of $1.9 million from the sale of the Company's studio in Victoria, British Columbia. At March 31, 1997, cash was $101,932. On April 11, 1997, however, the Company closed a rights offering of its Common Stock in which it raised $2.2 million.

The Company believes it must continue spending on the development and acquisition of new products, the maintenance of adequate personnel, and on distribution, sales and marketing efforts in order to operate its business. If the Company's revenues are not sufficient to cover these expenditures, the Company will likely experience ongoing losses and require additional capital infusions.

In connection with the proposed acquisition of Theatrix Interactive, Inc., the Company expects that its working capital requirements will substantially increase. As a result, management believes that the Company's existing cash resources, cash flows from operations and the cash resources acquired from Theatrix will fund continuing operations only through August 31, 1997.

Current Status and Management's Plans

At June 20, 1997, the Company had cash of $930,000. Management believes that the Company will need to raise significant additional working capital through debt or equity financing to sustain its operations and fund its fiscal March 31, 1998 operating plan.

The Company plans to pursue various sources of additional funding including, but not limited to, debt, equity, and strategic investors. The Company is also actively exploring various business combinations (see note 2 regarding proposed acquisition of Theatrix) and strategic relationships that may enhance the Company's ability to develop, publish and distribute its products. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The matters discussed above, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain its operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

RISK FACTORS

RISKS RELATED TO BUSINESS AND OPERATIONS OF SANCTUARY WOODS

Continued Losses; Liquidity. The Company had operating losses and net losses in each fiscal year since its inception and has suffered operating losses in each of its last five quarters. In the three years ended March 31, 1997, December 31, 1995, and December 31, 1994, the Company reported operating losses of $4.1 million, $18.7 million and $8.0 million, respectively, and net losses in each of these years of $3.7 million, $18.7 million and $7.4 million, respectively. The losses were primarily due to low sales volumes and with respect to fiscal year ended 1997 to expenses incurred by the Company in connection with steps taken by Sanctuary Woods to reorganize or consolidate its operations, including moving its jurisdiction of incorporation from British Columbia, Canada to Delaware, USA, effecting a one-for-twenty share consolidation, exchanging outstanding convertible debentures for equity and the cancellation of outstanding Performance Shares in consideration for Common Stock of the Company. Losses were also due to the write-off of certain significant assets as a result of the Company's lack of capital resources and its reassessment of the future salability of certain products. There is no assurance that the Company will become profitable in the near future or at all.

Fluctuations in Operating Results; Seasonality. The Company has experienced, and expects to continue to experience, significant fluctuations in operating results due to a variety of factors, including the size and rate of growth of the consumer and educational software market, market acceptance of the Company's products and those of its competitors, development and promotional expenses relating to the introduction of new products or new versions of existing products, projected and actual changes in computing platforms, budgetary constraints of school districts and other education providers, the timing and success of product introductions, product returns, changes in pricing policies by the Company and its competitors, difficulty in securing retail shelf space for the Company's products, the accuracy of retailers' forecasts of consumer demand, the timing of orders from major customers, order cancellations and delays in shipment. In addition, the Company's business has been in the past and is expected to continue to be subject to seasonal fluctuations as a result of the purchasing cycle of consumers, school districts and dealers in educational products. In response to competitive pressures, the Company may take certain pricing or marketing actions that could materially adversely affect the Company's business, operating results and financial condition. The Company may be required to pay fees in advance to obtain licenses to intellectual properties from third parties. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based in part on sales forecasts. If net sales do not meet the Company's forecasts, the Company's business, operating results and financial condition could be materially adversely affected.

Possible Write-offs from Product Returns, Price Protection; Bad Debts; Collections. The Company recognizes revenue from the sale of its products upon shipment to its distributors, retailers and end users (net of an allowance for product returns and price protection), which is in accordance with industry practice. There can be no assurance that the Company's reserves will be adequate and if the Company's assessment of the creditworthiness of its customers receiving products on credit proves incorrect, the Company could be required to significantly increase the reserves previously established. In addition, the Company has experienced in the past, and continues to experience, significant delays in the collection of certain of its accounts receivable. Product returns or price protection concessions that exceed the Company's reserves, or the failure to collect accounts receivable in a timely manner could materially adversely affect the Company's business operating results and financial condition and could increase the magnitude of quarterly fluctuations in the Company's operating and financial results.

Impact of Reorganization of Operations. The Company recently experienced a period of reorganization, including moving its jurisdiction of incorporation from British Columbia, Canada to Delaware, USA, effecting a one-for-twenty share consolidation, exchanging outstanding convertible debentures for equity and the cancellation of outstanding Performance Shares in consideration for Common Stock of the Company, that has placed, and could continue to place a significant strain on the Company's financial, management, personnel and other resources. These changes or other future steps to reorganize and reduce expenses could result in the delayed introduction of new products, which could have a material adverse effect on the Company's financial condition and results of operations.

Competition. The edutainment software industry is intensely competitive and market acceptance for any of the Company's products may be adversely affected by competitors introducing similar products with greater consumer demand. The Company competes against a large number of other companies of varying sizes and resources. Most of the Company's competitors have substantially greater financial, technical and marketing resources, as well as greater name recognition and better access to consumers. Existing competitors may continue to broaden their product lines and potential competitors, including large computer or software manufacturers, entertainment companies, diversified media companies, and book publishers, may enter or increase their focus on the CD-ROM school and home education markets, resulting in increased competition for the Company. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software producers for high quality and adequate levels of shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms increases, this competition for shelf space may intensify. Due to increased competition for limited shelf space, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including price discounts and product return policies. Retailers often require software publishers to pay fees in exchange for preferred shelf space. There can be no assurance that retailers will continue to purchase the Company's products or provide them with adequate levels of shelf space. Increased competition could result in loss of shelf space for, and reduction in sell-through of, the Company's products at retail stores and significant price competition, any of which could adversely affect the Company's business, operating results and financial condition. In addition, other types of retail outlets and methods of product distribution, such as on-line services, may become important in the future, and it may be important for the Company to gain access to these channels of distribution. There can be no assurance that the Company will gain such access or that the Company's access will be on terms favorable to the Company.

Dependence on Key Personnel; Retention of Existing Employees; Hiring of New Employees. The Company's success depends in large part on the continued service of its key creative, technical, marketing, sales and management personnel and its ability to continue to attract, motivate and retain highly qualified employees. Because of the multifaceted nature of interactive media, key personnel often require a unique combination of creative and technical talents. Such personnel are in short supply, and the competition for their services is intense. The process of recruiting key creative, technical and management personnel with the requisite combination of skills and other attributes necessary to execute the Company's strategy is often lengthy. The Company has entered into at-will employment agreements with its management and other personnel, who may generally terminate their employment at any time. The loss of the services of key personnel or the Company's failure to attract additional qualified employees could have a material adverse effect on the Company's results of operations and research and development efforts. In particular, the Company has recently reorganized its operations and has undergone a reduction in force among its employees. Such reduction in force, combined with the Company's disappointing operating performance, the price of the Company's stock, and the availability of substantial alternative employment for talented employees of the Company, may result in key employees and managers leaving the Company, which could materially adversely impact the Company's ability to develop and sell its products. The Company does not have key person insurance covering any of its personnel.

Dependence on New Product Development; Product Delays. The success of the Company depends on the continuous and timely introduction of successful new products. In general, consumer preferences for edutainment software products are difficult to predict and are often short-lived. The retail life of edutainment software programs has become shorter, and may now last only 4 to 12 months (or even less for unsuccessful products), while the Company typically requires 6 to 9 months or longer for the development of a new edutainment CD-ROM title. In addition, some of the Company's edutainment CD-ROM products are seasonal, especially the sports-based products. There can be no assurance that new products introduced by the Company will achieve any significant market acceptance or that, if such acceptance occurs, it will be sustained for any significant period. If the Company does not timely introduce new products, or if the Company does not correctly anticipate and respond to demand for its products in a timely manner, the Company's business, operating results and financial condition will be materially adversely affected.

A significant delay in the introduction of, or the presence of a defect in, one or more products could have a material adverse affect on the Company's business, operating results and financial condition, particularly in view of the seasonality of the Company's business and certain of its products. Further, delays in a product introduction near the end of a fiscal quarter may materially adversely affect operating results for that quarter, as initial shipments of a product may move from one quarter to the next and may represent a substantial percentage of annual shipments of a product. The timing and success of software development is unpredictable due to the technological complexity of software products, inherent uncertainty in anticipating technological developments, the need for coordinated efforts of numerous creative and technical personnel and difficulties in identifying and eliminating errors prior to product release. In the past, the Company has experienced delays in the introduction of certain new products. There can be no assurance that new products will be introduced on schedule or at all or that they will achieve market acceptance or generate significant revenues.

Changing Product Platforms and Formats. The Company's software products are intended to be played on machines built by other manufacturers. The operating systems of machines currently being manufactured are characterized by several competing and incompatible formats or "platforms," and new platforms will probably be introduced in the future. The Company must continually anticipate the emergence of, and adapt its products to, popular platforms for consumer software. When the Company chooses a platform for its products, it must commit substantial development time and investment in advance of shipments of products on that platform. If the Company invests in a platform that does not achieve significant market penetration, the Company's planned revenues from those products will be adversely affect and it may not recover its development investment. If the Company does not choose to develop for a platform that achieves significant market success, the Company's revenues may also be adversely affected. The Company is currently developing products only for Windows and PC-based environments and Macintosh computers. The Company has terminated virtually all current development for other platforms, such as CDX, the Sony PlayStation and Sega. There can be no assurance that the Company has chosen to support the platforms that ultimately will be successful.

Changes in Technology and Industry Standards. The edutainment software industry is continually undergoing rapid changes, including evolving industry standards and the introduction of new technologies, including audio and video enhancement technologies such as DVD, MMX and 3D graphic accelerators, and operating system upgrades. These evolving industry standards and new technologies can render the Company's existing products obsolete or unmarketable and may require the Company to expend substantial resources to develop products that incorporate technological changes and evolving industry standards. There can be no assurance that the Company will have the resources necessary to undertake such a development effort, or if such development effort is undertaken that the Company will be successful in introducing new products that keep pace with technological changes or evolving industry standards, or satisfy evolving consumer preferences. Failure to do so will have a material adverse effect on the Company's business, operating results and financial condition.

Limited Protection of Intellectual Property and Proprietary Rights; Risk of Litigation. The Company regards its software as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, and employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. However, the Company does not have signed license agreements with its end-users and does not include in its products any mechanism to prevent or inhibit unauthorized copying. Unauthorized parties may copy the Company's products or reverse engineer or otherwise obtain and use information that the Company regards as proprietary. If a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition could be materially adversely affected. Further, the laws of certain countries in which the Company's products are or may be distributed do not protect applicable intellectual property rights to the same extent as the laws of the United States. In addition, the Company holds no patents, and although the Company has developed and continues to develop certain proprietary software tools, the copyrights of which are owned by the Company, most of the technology used to develop the Company's products is not proprietary. There can be no assurance that the Company's competitors will not independently utilize existing technologies to develop products that are substantially equivalent or superior to the Company's also, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products.

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

Relationship with Vendors. In the past the Company has experienced difficulty in paying its vendors. If the Company experiences such difficulty in the future, it may result in the loss of the availability of the services of such vendors, which could hamper the Company's ability to manufacture and ship products, and may ultimately result in the Company being sued for collection of such amounts as may be owed to such vendors. If the Company is unable to produce its products to fill orders, the Company's operating results and financial condition could be materially adversely affected. In the event that suits by vendors are filed against the Company, the Company may be required to incur unanticipated legal expenses.

Market for Common Stock; Stock Price Volatility. The Company's Common Stock has traded solely on the over-the-counter bulletin board since March 12, 1997, when the Company's shares were delisted from the Vancouver Stock Exchange at the Company's request. Shares traded over-the-counter are subject to wide fluctuations between bid and ask prices. In addition, the Company's Common Stock is thinly traded. Based upon these factors and historical trends in the market for other software company stocks, the Company anticipates that the trading price of its Common Stock may be subject to wide fluctuations in response to quarterly variations in operating results, changes in actual earnings or in earnings estimates by analysts, announcements of technological developments by the Company or its competitors, general market conditions or other events largely outside the Company's control.

Importance of International Sales. The development of products for foreign markets requires substantial additional time, effort and expense because of the large differences among countries' education requirements and cultures. The Company expects that international sales will continue to represent a significant percentage of net sales. International sales may be adversely affected by the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in collecting payment, reduced protection for the Company's intellectual property rights and the burdens of complying with a wide variety of foreign laws. In addition, international sales may be adversely affected by the economic conditions in each country. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that such factors will not have a material adverse effect on the Company's future international revenue and, consequently, the Company's business, operating results and financial condition.

The Company's international revenue is currently denominated in a variety of foreign currencies and the Company does not currently engage in any hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                                                   Page
Independent Auditors' Report - Deloitte & Touche LLP                                21

Independent Auditors' Report - Deloitte & Touche                                    22

Consolidated Balance Sheets:
    March 31, 1997 and 1996                                                         23

Consolidated Statements of Operations:
    Years Ended March 31, 1997, December 31, 1995 and 1994
    and the Three Month Period Ended March 31, 1996                                 24

Consolidated Statements of Stockholders' Equity:
    Years Ended March 31, 1997, December 31, 1995 and 1994
    and the Three Month Period Ended March 31, 1996                                 25

Consolidated Statements of Cash Flows:
    Years Ended March 31, 1997, December 31, 1995 and 1994
    and the Three Month Period Ended March 31, 1996                                 26

Notes to Consolidated Financial Statements                                          27

Consolidated Financial Statement Schedules

Supplemental Schedule II - Valuation and Qualifying Accounts
    Years Ended March 31, 1997, December 31, 1995 and 1994
    and the Three Month Period Ended March 31, 1996                                 38

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sanctuary Woods Multimedia Corporation:

We have audited the accompanying consolidated balance sheets of Sanctuary Woods Multimedia Corporation as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended March 31, 1997, the three-month period ended March 31, 1996 and the year ended December 31, 1995. Our audits also included the consolidated financial statement schedule for the year ended March 31, 1997, the three-month period ended March 31, 1996 and the year ended December 31, 1995 appearing on page 38. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended March 31, 1997, the three-month period ended March 31, 1996 and the year ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring losses from operations, has generated negative cash flows from operations and has negative working capital and a stockholders' deficit at March 31, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Francisco, California
June 20, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Sanctuary Woods Multimedia Corporation

We have audited the consolidated statements of operations, stockholders' equity and cash flows of Sanctuary Woods Multimedia Corporation and its subsidiaries (the "Company") for the year ended December 31, 1994. Our audit also included the 1994 consolidated financial statement schedule appearing on page 38. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the 1994 consolidated financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 1994 in accordance with accounting principles generally accepted in the United States. Also, in our opinion, the 1994 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Effective July 1, 1994, the Company changed its functional currency to United States dollars from Canadian dollars and effective November 1, 1994, the Company changes its reporting currency to United States dollars from Canadian dollars.

DELOITTE & TOUCHE

Chartered Accountants
Vancouver, British Columbia, Canada
February 23, 1995 (except for the second paragraph of Note 2 and the first paragraph of Note 13 which are as of April 15, 1997, and the second paragraph of Note 8 which is as of September 20, 1995)

SANCTUARY WOODS MULTIMEDIA CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                    MARCH 31,       MARCH 31,
                                                      1997             1996
ASSETS

CURRENT ASSETS:
  Cash                                                 $101,932           $8,455
  Accounts receivable                                   275,335          800,701
  Inventories                                           656,415        1,384,840
  Prepaid royalties                                     197,941          127,000
  Prepaid expenses                                      244,136          294,203
  Prepaid offering expenses                              90,507
                                                    -----------      -----------
          Total current assets                        1,566,266        2,615,199

PROPERTY AND EQUIPMENT                                  462,348        1,834,266
PREPAID ROYALTY OBLIGATIONS                                   -          134,000
DEFERRED WARRANT EXPENSE & OTHER                        258,185           10,396
                                                    -----------      -----------
TOTAL ASSETS                                        $ 2,286,799      $ 4,593,861
                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                   $1,343,214      $ 3,087,886
  Accrued expenses                                      579,297        1,388,359
  Accrued  interest                                     225,443            7,000
  Royalty obligations                                   371,043          611,905
  Current portion of capital lease obligations           13,748           28,715
  Bank debt                                                            2,226,781
  Notes payable                                                        1,563,666
                                                    -----------      -----------

           Total current liabilities                  2,532,745        8,914,312

8% CONVERTIBLE SUBORDINATED DEBENTURES                5,302,000
LONG-TERM ROYALTY OBLIGATIONS                                            534,000
CAPITAL LEASE OBLIGATIONS                                                 13,781
                                                    -----------      -----------
           Total liabilities                          7,834,745        9,462,093
                                                    -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred Stock, authorized  5,000,000, no
   par value none issued or outstanding
   Common Stock, authorized 50,000,000 shares,
   no par value, issued and outstanding,
   1,171,582 shares and 1,107,929 shares             34,755,092       31,763,839
   Accumulated deficit                              (39,551,124)     (35,874,113)
   Accumulated translation adjustments                 (751,914)        (757,958)
                                                    -----------      -----------

           Total stockholders' equity (deficit)     (5,547,946)      (4,868,232)
                                                    -----------      -----------

 TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                $ 2,286,799      $ 4,593,861
                                                    ===========      ===========


See notes to consolidated financial statements.

SANCTUARY WOODS MULTIMEDIA CORPORATION
CONSOLIDATED  STATEMENTS OF OPERATIONS

                                                            THREE MONTHS
                                              YEAR ENDED        ENDED         YEAR ENDED      YEAR ENDED
                                               MARCH 31,       MARCH 31,      DECEMBER 31,    DECEMBER 31,
                                                 1997            1996            1995            1994
                                            --------------- --------------- --------------- ---------------
SALES:
  Consumer titles                              $ 2,698,535        $592,985     $ 8,733,313      $5,299,507
  Licensing revenue                              2,050,816         338,820       1,678,240         472,416
  Publisher services                                                 5,807         569,544         489,303
                                            --------------- --------------- --------------- ---------------

           Total sales                           4,749,351         937,612      10,981,097       6,261,226
                                            --------------- --------------- --------------- ---------------

COST OF SALES:
  Consumer titles                                1,512,871         759,288      11,413,590       2,401,565
  Technology amortization                                                          532,305         338,737
  Publisher services                                               164,922         629,936         317,066
                                            --------------- --------------- --------------- ---------------

           Total cost of sales                   1,512,871         924,210      12,575,831       3,057,368
                                            --------------- --------------- --------------- ---------------

GROSS MARGIN (DEFICIT)                           3,236,480          13,402      (1,594,734)      3,203,858
                                            --------------- --------------- --------------- ---------------

OPERATING EXPENSES:
  Research and development                       1,395,671       1,261,391       4,495,963       5,056,661
  Marketing and sales                            3,061,491       1,789,866       8,263,739       3,722,789
  Administration                                 2,495,733       1,196,553       3,477,922       1,922,573
  Depreciation                                     354,823         210,932         852,211         529,636
                                            --------------- --------------- --------------- ---------------

           Total operating expenses              7,307,718       4,458,742      17,089,835      11,231,659
                                            --------------- --------------- --------------- ---------------

OPERATING LOSS                                  (4,071,238)     (4,445,340)    (18,684,569)     (8,027,801)
                                            --------------- --------------- --------------- ---------------

OTHER INCOME (EXPENSE):
  Foreign exchange gain (loss)                      (5,095)           (203)         (4,307)        378,951
  Interest income (expense), net                  (401,169)        (68,628)         (9,565)        244,414
  Net gain on sale and disposal of assets          800,491
                                            --------------- --------------- --------------- ---------------

           Total other income (expense)            394,227         (68,831)        (13,872)        623,365
                                            --------------- --------------- --------------- ---------------

NET LOSS                                      $ (3,677,011)    $(4,514,171)   $(18,698,441)    $(7,404,436)
                                            =============== =============== =============== ===============

NET LOSS PER SHARE                                  ($3.30)         ($4.97)        ($22.16)        ($10.58)

SHARES USED IN COMPUTATION                       1,113,145         907,904         843,687         699,684

See notes to consolidated financial statements.

SANCTUARY WOODS MULTIMEDIA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                 Common Stock                     Accumulated
                                           ------------------------  Accumulated  Translation
                                             Shares       Amount       Deficit    Adjustments     Total
                                           ------------------------------------------------------------------
Balances, December 31, 1993                    710,804   $8,184,672 $ (5,257,065) $ (328,292)    $ 2,599,315
Exercise of warrants                             8,208      436,671                                  436,671
Exercise of stock options                       22,688      685,007                                  685,007
Shares issued for cash                         132,500   11,933,809                               11,933,809
Shares issued on acquisition of subsidiary     105,313    1,838,791                                1,838,791
Stock option compensation                                   317,305                                  317,305
Foreign currency translation adjustments                                            (422,699)       (422,699)
Net loss                                                              (7,404,436)                 (7,404,436)
                                           ------------------------------------------------------------------
Balances, December 31, 1994                    979,513   23,396,255  (12,661,501)   (750,991)      9,983,763
Exercise of warrants                               400       22,905                                   22,905
Exercise of stock options                       27,766    1,033,617                                1,033,617
Shares issued for cash                         100,000    7,168,868                                7,168,868
Stock option compensation                                   132,543                                  132,543
Foreign currency translation adjustments                                                (635)           (635)
Net loss                                                             (18,698,441)                (18,698,441)
                                           ------------------------------------------------------------------
Balances, December 31, 1995                  1,107,679   31,754,188  (31,359,942)   (751,626)       (357,380)
Exercise of stock options, net of
  issuance costs                                   250       (2,730)                                  (2,730)
Stock option compensation                                    12,381                                   12,381
Foreign currency translation adjustments                                              (6,332)         (6,332)
Net loss                                                              (4,514,171)                 (4,514,171)
                                           ------------------------------------------------------------------
Balances, March 31, 1996                     1,107,929   31,763,839  (35,874,113)   (757,958)     (4,868,232)
Exercise of warrants                            75,000      750,000                                  750,000
Conversion of notes payable                    156,379    1,562,501                                1,562,501
Conversion of accounts payable and
  royalty obligations                           22,750      316,312                                  316,312
Cancellation of performance shares in
  exchange for shares of common stock, net    (190,476)        (841)                                    (841)
Stock option and warrant compensation                       363,281                                  363,281
Foreign currency translation adjustments                                               6,044           6,044
Net loss                                                              (3,677,011)                 (3,677,011)
                                           ------------------------------------------------------------------
Balances, March 31, 1997                     1,171,582 $ 34,755,092 $(39,551,124)  $(751,914)    $(5,547,946)
                                           ==================================================================


See notes to consolidated financial statements.

SANCTUARY WOODS MULTIMEDIA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     THREE MONTHS
                                                      YEAR ENDED         ENDED        YEAR ENDED      YEAR ENDED
                                                      MARCH 31,        MARCH 31,     DECEMBER 31,    DECEMBER 31,
                                                         1997            1996            1995            1994
                                                    ---------------  --------------  --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                            $(3,677,011)    $(4,514,171)   $(18,698,441)   $(7,404,436)
    Depreciation and amortization                          360,719         211,457       1,709,552        975,859
    Stock option and warrant compensation                  143,878          12,381         132,543        317,305
    Sale of intellectual property
      rights in consideration for a
      reduction in royalty obligations                    (429,688)
    Net gain on sale and disposal of assets               (800,491)
    Consolidation of facilities and other items                            401,658
    Write off of research and development
      purchased                                                                                         1,034,958

   Changes in assets and liabilities:
    Accounts receivable                                    525,366         507,902       1,609,655     (2,780,750)
    Inventories                                            728,425         593,018     (1,277,633)       (649,537)
    Prepaid royalties, expenses and other                (237,466)         450,997       2,651,411     (1,921,539)
    Accounts payable and accrued expenses              (2,208,297)         439,100       2,148,494      1,518,611
                                                    ---------------  --------------  --------------  -------------

           Net cash used in operating activities       (5,594,565)      (1,897,658)    (11,724,419)    (8,909,529)
                                                    ---------------  --------------  --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                           1,919,500
  Purchases of property and equipment                      (30,951)        (79,267)       (958,283)    (1,817,911)
                                                    ---------------  --------------  --------------  -------------

           Net cash provided (used) in investing
               activities                                1,888,549         (79,267)       (958,283)    (1,817,911)
                                                    ---------------  --------------  --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of notes, debentures and
     warrants                                            5,302,000       1,556,177
  Proceeds from exercise of warrants                       750,000
  Common stock issued - net of issue costs                                  (2,730)      8,225,390     13,055,487
  Net (repayments) borrowings on bank debt              (2,226,781)        426,781       1,800,000
  Repayments on long-term debt                             (28,748)                                       (76,032)
                                                    ---------------  --------------  --------------  -------------
           Net cash provided in financing activities     3,796,471       1,980,228      10,025,390     12,979,455
                                                    ---------------  --------------  --------------  -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      3,022          (6,332)           (635)      (363,294)
                                                    ---------------  --------------  --------------  -------------

NET INCREASE (DECREASE) IN CASH                             93,477          (3,029)     (2,657,947)     1,888,721

CASH, BEGINNING OF PERIOD                                    8,455          11,484       2,669,431        780,710
                                                    ---------------  --------------  --------------  -------------

CASH, END OF PERIOD                                       $101,932          $8,455         $11,484     $2,669,431
                                                    ===============  ==============  ==============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION:
 Cash paid during the period for:
    Interest                                               $91,833         $57,985         $73,972         $2,237
    Income taxes                                             5,984                           1,600
Supplemental disclosures of non-cash
 financing and investing activities:
   Conversion of notes payable into common stock         1,562,501
   Reduction in royalty obligations in exchange
      for issuance of common stock and sale of
      intellectual property rights                         549,688
   Conversion of account payable into common stock         195,000
   Capital lease obligations                                                               $49,985
   Issuance of common stock on acquisition of
      Magic Quest                                                                                      $1,838,791

See notes to consolidated financial statements.

SANCTUARY WOODS MULTIMEDIA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS AND CHANGE IN FISCAL YEAR-END

     Sanctuary Woods Multimedia Corporation and its subsidiaries (the "Company") develop, publish and market interactive multimedia educational software products for use in the K-12 school and home consumer markets. Products are sold primarily through distributors into retail outlets. Sales are also made directly to schools, hardware manufacturers and bundlers (OEM), and to international distributors. Revenue is also generated from licensing and other activities related to the Company's products and intellectual properties. Prior to 1996, the Company published interactive entertainment products and provided interactive multimedia services to trade and textbook publishers.

     The Company changed its reporting and tax fiscal year to March 31 from December 31 effective April 1, 1996. Accordingly, the accompanying consolidated financial statements include the Company's fiscal years ended December 31, 1994 and 1995, the three month transition period ended March 31, 1996 and the fiscal year ended March 31, 1997.

2.   SUBSEQUENT EVENTS

     Domestication into the State of Delaware. On April 15, 1997, the Company's stockholders approved a special resolution authorizing the Company to change its jurisdiction of incorporation from British Columbia, Canada to the state of Delaware and the adoption by the Company of a Certificate of Incorporation and Bylaws under Delaware's corporate legislation. The domestication became effective April 16, 1997.

     Reverse Stock Split. On April 15, 1997, the Company's stockholders approved a one-for-twenty share consolidation of the Company's common stock and an increase in the number of the Company's authorized shares of common stock to 50,000,000. All references in the accompanying consolidated financial statements to share information, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect such stock consolidation.

     Rights Offering. In April 1997, the Company completed a stock rights offering in which it issued approximately 932,500 shares at $2.40 per share and received gross proceeds of $2,238,024.

     Conversion of 8% Convertible Debentures into Series A Preferred Stock. In April 1997, the Company exchanged $5,302,000 in 8% convertible debentures (see Note 3) for 99,993 shares of the Company's Series A Preferred Stock. The Series A Preferred Stock has an aggregate liquidation preference of $5,302,000 and is convertible into common stock at a rate of $2.40 per share (2,209,167 shares) and has voting privileges on an "as converted" basis. The Series A Preferred automatically converts into common stock on July 1, 1999 or upon the occurrence of either (i) the Company's obtaining equity financing of not less than $2,000,000 at a price not less than $4.40 per share or (ii) the closing price of the Company's common stock having been 250% of the conversion price of Series A Preferred Stock ($6.00) for any 21 trading days in any consecutive 40 day trading period.

     In addition, the Company issued to the debenture holders warrants to purchase an additional 1,021,474 shares of the Company's common stock at an exercise price of U.S. $3.00 per share and reduced the exercise price of 132,550 previously issued warrants from $13.75 to $3.00 per share. The warrants must be exercised if the closing price of the Company's common stock equals or exceeds 300% of the exercise price ($9.00) for any 21 trading days in any consecutive 40 day trading period. In consideration for the exchange, the Debenture Holders agreed to retroactively forgo interest ($225,445 at March 31, 1997, which was payable in common stock) on the Convertible Debentures. The holders of common stock issued upon conversion of preferred stock or exercise of warrants have certain rights to have these shares registered.

     Proposed Acquisition of Theatrix Interactive, Inc. On June 4, 1997, the Company signed a definitive agreement to acquire 100% of the outstanding shares of Theatrix Interactive, Inc. (Theatrix). The Company will issue 3,102,528 shares of the Company's common stock in consideration for all the shares of Theatrix capital stock. Up to an additional 500,000 shares of the Company's common stock are issuable one year after the effective date of the merger if certain revenue goals are met with respect to products acquired from Theatrix. In addition, Sanctuary Woods will set aside 300,000 shares, pursuant to the its 1996 Stock Option Plan, for issuance to former Theatrix employees who become employees of Sanctuary Woods and isssue a warrant to Kingdon Capital, a shareholder of Theatrix, Inc. to purchase 500,000 Sanctuary Woods common shares at $3.00 per share. Consummation of the transaction is conditioned on the approval of the Theatrix stockholders and certain regulatory approvals. The Company's management expects the transaction to be consummated in the quarter ended September 30, 1997.

3.   GOING CONCERN UNCERTAINTY

     The Company incurred net losses of $3,677,011, $4,514,171 and $18,698,441 in the fiscal year ended March 31, 1997, the three months ended March 31, 1996 and the year ended December 31, 1995, respectively. Net cash used by operating activities was $5,594,565, $1,897,658 and $11,724,419 in the same periods respectively. At March 31, 1997 working capital deficit was $966,479 and stockholder's deficit was $5,547,946.

     Calendar 1995 Operations

     Sales in the fourth quarter 1995 were significantly below expectations and the Company experienced significantly higher than expected returns. In light of its operating and financial situation in the fourth quarter of 1995, the Company accelerated write-offs of certain prepaid and deferred royalties and made additional provisions for returns, price protection and inventory obsolescence.

     The Company's 1995 net loss included certain significant adjustments recorded in the fourth quarter related to these matters as follows:

     Estimated sales returns and price protection               $  5,475,002
     Write-offs of unrecoverable prepaid and deferred              4,260,532
     royalties
     Provision for inventory obsolesence                           1,033,389
     Write-offs of licenses and other intangibles                    235,000
                                                                ------------
     Total                                                      $ 11,003,923
                                                                ============

     Calendar 1996 Operations

     Beginning in 1996, the Company commenced reorganization of its operations. A major part of that reorganization involved ceasing publication of new entertainment titles and eliminating the Publisher Services Division. Costs incurred from reorganization, including severance, site closure and consolidation, significantly contributed to the net loss in the three months ended March 31, 1996. Additionally, there were charges taken against accounts receivable and inventories. These charges (mostly for entertainment titles) resulted from a review of product inventories in the distribution channel and the price relief required to sell them through to the consumer and an evaluation of the salability of inventories on hand. The amount of these expenses included the following:

               Closure of Publisher Services Division              $  437,000
               Severance expenses                                     210,000
               Consolidation of facilites and related items           358,000
               Estimated sales returns and price protection           426,000
               Provision for inventory obsolescence                   250,000
                                                                   ----------
               Total                                               $1,681,000
                                                                   ==========

    Revenues and expenses for the fiscal year ended March 31, 1997 included the following items related to entertainment operations and products:

      Revenues -
      Sale of rights to certain entertainment products                 $580,000
                                                                       ========
      Expenses -
      Victoria studio operating expenses (studio sold in May 1996)     $250,000
      Consolidation of facilites and related items                       47,500
      Estimated sales returns and price protection                      150,000
      Provision for inventory obsolescence                              100,000
                                                                       --------
      Total                                                             547,500
                                                                       ========
      Other income - net gain on sale and disposal of assets           $875,161
                                                                       ========

     1996 - 1997  Management Actions

     During 1996 and early 1997, the Company instituted measures to improve operations and cash flows. Specific items accomplished through June 20, 1997 included the following:

     - Appointment of a new Chairperson, President and Chief Executive Officer, Vice President of Marketing and Controller.

     - Reduction of head count by approximately 70% from December 31, 1995 levels and elimination of many part-time, temporary and contract positions.

     -    Ceasing publication of new entertainment titles.

     -    Closure of the Publisher Services Division.

     - Sale of substantially all of the fixed assets of the Entertainment Division. This included the sale of the studio in Victoria, British Columbia during May 1996 for $1,900,000, of which $500,000 was used to reduce bank borrowings. The gain on the sale of the studio, included in other income in the fiscal year ended March 31, 1997 totaled $897,260.

     - Repayment of the Company's bank borrowings which reached a peak of $2,572,000 in January 1996.

     - Termination of all software development projects through outside developers.

     - Sale in June 1996 of certain entertainment product rights to one of its licensors in consideration for a $429,688 reduction in royalty obligations. Such sale was included as licensing revenue in the fiscal year ended March 31, 1997. The transaction also encompassed the issuance of 8,750 shares of the Company's common stock in consideration of an additional $120,000 reduction in royalty obligations.

     - Sale of other entertainment product rights (included in licensing revenue) for $150,000 in the fiscal year ended March 31, 1997.

     March 1996 Financing

     In February and March 1996, the Company privately placed for cash $1,500,000 principal amount of 10% convertible notes. These notes included $100,000 principal amount of notes sold to two of the Company's officers. In June 1996, all of the notes, plus accrued interest, were converted into 156,379 shares of common stock, the holders of which have certain registration rights. In connection with the issuance of the notes, warrants were issued to purchase 93,750 shares of common stock at an exercise price of $10.00 per share. In June 1996, certain of the convertible note holders exercised, for $750,000 in cash, warrants to purchase 75,000 shares of stock. The holders of these shares have certain registration rights.

     Bank Line of Credit

     In March 1997 the Company paid in full all amounts due under a bank line of credit which expired April 3, 1997. The outstanding loan balance was $2,226,781 at March 31, 1996.

     8% Convertible Debentures

     In September 1996, the Company privately placed for cash $5,302,000 in 8% convertible subordinated debentures due July 31, 1999. The debentures were convertible into shares of the Company's common stock at the rate of one share for each $11.00 of principal (482,000 shares) plus accrued interest. In addition, the Company issued to each purchaser of the debentures a warrant to purchase one share of common stock for each $40.00 invested or 132,550 shares. Each warrant was exercisable at a price of $13.75 per share until September 1999 (see subsequent events in note 2).

     Current Status and Management's Plans

     At June 20, 1997, the Company had cash of $930,000. Management believes that the Company will need to raise significant working capital through additional debt or equity financing to sustain its operations and fund its fiscal March 31, 1998 operating plan.

     The Company plans to pursue various sources of additional funding including, but not limited to, debt, equity, and strategic investors. The Company is also actively exploring various business combinations (see note 2 regarding proposed acquisition of Theatrix, Inc.) and strategic relationships that may enhance the Company's ability to develop, publish and distribute its products. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

     Going Concern Uncertainty

     The accompanying consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The matters discussed above, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain its operations.

4.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (U.S. GAAP).

     a. Consolidation - The consolidated financial statements include the accounts of Sanctuary Woods Multimedia Corporation (a Canadian corporation, reincorporated into the State of Delaware in April 1997) and its wholly-owned subsidiaries, Magic Quest Inc. (California, U.S.A.) and Sanctuary Woods Multimedia Inc. (Nevada, U.S.A.). All intercompany balances and transactions are eliminated in consolidation.

     b. Foreign Currency Translation - The consolidated financial statements are stated in U.S. dollars. Assets and liabilities of foreign operations that have a different functional currency are translated into their U.S. dollar equivalents based on the rate of exchange as of the balance sheet dates. Revenue and expense accounts are translated based on average rates of exchange during the period. Gains or losses resulting from foreign currency translation are reported as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the statements of operations. As of March 31, 1997, the Company had no significant foreign accounts or operations.

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

     d. Inventories consist of finished goods and raw materials and are stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company estimates the net realizable value of inventories based on anticipated future revenues. It is reasonably possible that such estimates of anticipated future revenues could be significantly reduced from time to time due to competitive products and pricing pressures. In the event that inventory cannot be sold above its estimated net realizable value, the Company could incur significant additional write-offs.

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

          Royalty Obligations represent guaranteed minimum royalty payments to be made pursuant to contractual license agreements. Generally, royalties are calculated based on a percentage of sales ranging from 5% to 35%. Royalty expense was $147,218 for the fiscal year ended March 31, 1997, $94,340 in the three months ended March 31, 1996 and $7,233,046 and $330,185 in the years ended December 31, 1995 and 1994 respectively. The 1995 royalty expense includes write-offs of prepaid and deferred royalties totalling $4,260,532 (see Note 3).

     f. Property and Equipment are recorded at cost and depreciation is provided using the declining balance method over the following useful lives:

            Computer equipment                                3 years
            Computer software                                 3 years
            Furniture and equipment                           5 years

          Leasehold improvements are amortized using the straight-line method over the term of the lease.

     g. Technology Amortization represents the amortization of the cost of technology acquired through the 1994 acquistion of Magic Quest Inc. and relates to products for which technological feasibility had been established. Amortization of the deferred development expenditures commenced in 1994 upon release of such products and is included in cost of sales. Amounts were amortized using the straight-line method and were fully amortized as of December 31, 1995. In addition, $1,034,958 of the Magic Quest purchase price was allocated to in process research and development and charged to operations in 1994.

     h. Research and Development Expenses - Software development costs incurred prior to achieving technological feasibility are treated as research and development expenses and are expensed as incurred. All software development costs incurred by the Company have been expensed.

          The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain factors affecting the Company's products, including, but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Amounts that could have been capitalized after consideration of the above factors were immaterial and therefore no costs have been capitalized.

     i. Licenses and Other Intangibles - The Company capitalizes costs relating to the acquisition of licenses, copyrights and trademarks. These costs are capitalized until the related products are available for sale, at which time they are amortized against income using the straight-line method over management's estimate of the economic lives of the underlying assets, generally one to two years. In the fourth quarter of 1995, such estimates of the economic lives were significantly reduced and $235,000 of licenses and other intangibles were written-off.

     j. Revenue Recognition - Revenue from product sales is recognized when products are shipped. The Company provides estimated reserves for future returns and price protection. It is reasonably possible that actual future returns and price protection allowances could exceed such estimates. As a result, the Company's reserves could be significantly increased in the near term.

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

     k. Income taxes are recorded using the asset and liability approach as defined by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

     l. Net income (loss) per share. Primary earnings per share equals net income (loss) divided by the weighted average number of shares outstanding after giving effect to dilutive stock options and warrants. Fully diluted earnings per share is not presented because such amounts would be anti-dilutive.

     m. Stock-based compensation. The Company accounts for stock based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting For Stock Issued To Employees.

          The Black-Scholes model used by the Company to calculate option values pursuant to SFAS No. 123, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also incorporate highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Under the Black-Scholes pricing model, stocks with high volatility provide option holders with a greater economic "upside" potential and, accordingly, result in a high option valuation. Thus management believes that the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company's option awards.

          As allowed under the provisions of SFAS No. 123, the Company provides proforma disclosures (see Note 9) of net income (loss) and earnings
          (loss) per share as if the accounting provisions of SFAS No. 123 had been adopted.

     n. New accounting standards. In February 1997, The Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the December 31, 1997 quarter and will at that time restate earnings per share (EPS) data for prior periods to conform with SFAS
          128. Earlier application is not permitted.

          SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

          If SFAS 128 had been in effect during the fiscal year ended March 31, 1997, basic and diluted would not have been significantly different than EPS currently reported for the periods.

5.   ACCOUNTS RECEIVABLE

     The Company allows customers to exchange and/or return products. In order to promote sell-through and limit product returns, the Company also provides "price protection" on slow moving products. In addition, the Company's products are sold with a ninety-day warranty against defects. The Company has recorded reserves for sales returns and allowances and price protection based on historical experience and management's current estimates of potential returns and allowances and necessary price protection.

     Accounts receivable consisted of:

                                         March 31, 1997     March 31, 1996
                                         --------------     --------------
        Accounts receivable                $ 1,210,365      $ 4,814,104

        Less allowances for:
          Doubtful accounts                   (123,424)        (207,352)
          Sales returns and allowances        (811,606)      (3,806,051)
                                           -----------      -----------
        Accounts receivable - net          $   275,335      $   800,701
                                           ===========      ===========

     As a result of reduced fourth quarter 1995 sales and significantly increased requests for returns in the three months ended March 31, 1996, the Company provided $5,475,002 for returns and price protection during the fourth quarter of 1995. These reserves related primarily to products sold during the third quarter of 1995 (see Note 3).

6.   INVENTORIES

     Inventories consisted of:

                                         March 31, 1997    March 31, 1996
                                         --------------    --------------
        Finished goods                     $   488,824      $ 1,967,558
        Raw materials                          339,491          866,957
                                           -----------      -----------
                                               828,315        2,834,515
        Less allowance for obsolete,
        slow-moving and non-salable
        inventories                           (171,900)      (1,449,675)
                                           -----------      -----------
        Inventories, net                   $   656,415      $ 1,384,840
                                           ===========      ===========

     Inventory write-downs were $250,000 for the three months ended March 31, 1996, and $150,000, $1,083,389 and $298,723 for the years ended March 31,
     1997 and December 31, 1995 and 1994 respectively.

7.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of:

                                         March 31, 1997   March 31, 1996
                                         --------------   --------------
        Computer equipment                 $   695,459      $ 2,318,965
        Computer software                       98,612          477,188
        Furniture and equipment                146,455          504,287
        Leasehold improvements                  66,346          243,659
                                           -----------      -----------
            Total                            1,006,872        3,544,099
        Less accumulated depreciation         (544,524)      (1,709,833)
                                           -----------      -----------
        Property and equipment, net        $   462,348      $ 1,834,266
                                           ===========      ===========

     As discussed in Note 3, in May 1996 the Company sold its Victoria, British Columbia studio. At March 31, 1996, net property and equipment included approximately $1,000,000 related to such operations.

8.   COMMON STOCK, OPTIONS AND WARRANTS

     STOCK OPTIONS - Stock options for employees, officers, independent contractors and directors are granted by the Board of Directors.

     Prior to August 1995, options were granted at a discount of 10-15% to fair market value. Under the provisions of APB 25, the Company recognized as compensation cost an amount equal to the difference between the fair market value of the stock and the exercise price of the option at the date of grant or repricing. The related cost was amortized to expense over the option vesting period. Compensation expense was $12,381 for the three months ended March 31, 1996 and $0, $132,543 and $317,305 for the years ended March 31, 1997, December 31, 1995 and 1994, respectively.

     In August 1995, the Company adopted a fixed option plan allowing the Company to grant options for up to 98,500 shares of common stock. Under the plan, all options have been granted at an exercise price of each option equal to the market price of the Company's stock on the date of grant. The options generally vest over a three-year period and expire five years from the date of grant.

     Option activity is summarized as follows:

                                                          OUTSTANDING OPTIONS
                                                      ---------------------------
                                                                    WEIGHTED AVG.
                                                         NUMBER       PRICE PER
                                                        OF SHARES       SHARE
      Outstanding at December 31, 1993                     61,051    $    36.61
      Granted (at a weighted fair value of $24.38)         54,800         46.19
      Exercised                                           (22,688)        29.94
      Canceled                                             (6,041)        80.70
                                                       ----------
      Outstanding at December 31, 1994                     87,122         40.87
      Granted (at a weighted fair value of $59.98)         82,025         93.73
      Exercised                                           (27,766)        37.21
      Canceled                                            (14,239)        45.34
                                                       ----------
      Outstanding at December 31, 1995                    127,142         75.13
      Granted (at a weighted fair value of $9.10)          20,200         20.07
      Exercised                                              (250)        38.24
      Canceled                                            (42,743)        92.83
                                                       ----------
      Outstanding at March 31, 1996                       104,349         57.56
      Granted (at a weighted fair value of $7.84)          93,638         17.33
      Canceled                                           (127,287)        43.65
                                                       ----------
      Outstanding at March 31, 1997                        70,700         29.20
                                                       ==========

      Shares available for grant at March 31, 1997        129,300
                                                       ==========

     The following table summarizes information about fixed stock options outstanding at March 31, 1997:

                                      Outstanding                                Exercisable
                     -------------------------------------------------- ------------------------------
                                          Weighted       Weighted                          Weighted
                         Number           Average         Average           Number          Average
     Range of        Outstanding at      Remaining       Exercise       Exercisable at     Exercise
  Exercise Prices    March 31, 1997   Life (in years)      Price        March 31, 1997       Price
  ---------------    --------------   ---------------    ---------      --------------     ---------
$  10.00 - $10.60          1,500           4.38          $ 10.20               125         $ 10.60
   17.50 -  17.50         54,700           3.90            17.50            33,760           17.50
   38.10 - 115.00         14,500           2.36            75.29            14,500           75.29
                          ------                                            ------
$ 10.00  -$115.00         70,700                                            48,385
                          ======                                            ======

     On May 31, 1996, the Company repriced 41,338 options (originally granted at a weighted average exercise prices of $27.50 to $122.50) to $17.50 per share, which was the fair market value as of that date.

     In April 1997, the Company's shareholders ratified a fixed option plan (1996 Stock Option Plan) allowing the Company to grant options for up to 400,000 additional shares of common stock. Under the plan, the Company intends that the exercise price of each option shall equal the market price of the Company's stock on the date of grant. The options generally vest over a three-year period and expire ten years from the date of grant.

     STOCK WARRANTS - Warrants to purchase 264,831 shares of common stock at $3.20 to $102.50 per share were outstanding at March 31, 1997 (see notes 2, 3, and 13).

9.   SFAS NO. 123 PRO FORMA DISCLOSURES

     The Company applies APB No. 25 in accounting for its stock options. Had compensation cost been recognized under the fair value method, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below:

                                            Year Ended         Three Months          Year Ended
                                          March 31, 1997      March 31, 1996     December 31, 1995
                                          --------------      --------------     -----------------
       Net loss            As reported     $(3,677,011)        $(4,514,171)        $(18,698,441)
                           Pro forma        (4,240,297)         (4,836,135)         (19,286,849)
       Net loss per share  As reported        $(3.30)             $(4.97)             $(22.16)
                           Pro forma           (3.81)              (5.40)              (24.00)


     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model (multiple award approach) with the following weighted-average assumptions:

                               Year Ended       Three Months        Year Ended
                             March 31, 1997    March 31, 1996    December 31, 1995
                             --------------    --------------    -----------------
      Dividend yield               0%                0%                 0%
      Volatility                   80%               98%                89%
      Risk free interest rate     5.25%             5.75%              5.31%
      Expected term - yrs         4.00              4.72               4.72

10.  INCOME TAXES

     Deferred income taxes, which result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes, relate approximately to:

                                         March 31, 1997    March 31, 1996
                                         --------------    --------------
        Reserves and accruals             $    784,000      $  2,327,000
        Deferred development
        expenditures                           321,000           321,000
        Depreciation and amortization          (84,000)          (84,000)
        Operating loss carryforwards        14,000,000        11,530,000
        Tax credits                            220,000           239,000
        Valuation allowance                (15,241,000)      (14,333,000)
                                          ------------      ------------
        Net deferred taxes                $          0      $          0
                                          ============      ============

     The Company has recorded a 100% valuation allowance against the deferred tax assets reflecting the uncertainty of their future realization.

     At March 31, 1997 the Company had approximately $16,800,000, $17,500,000, and $9,000,000 of net operating loss carryforwards to reduce future taxable income for foreign, federal and state purposes, respectively. If not utilized, these carryforwards expire beginning in the year 2000.

11.  MAJOR CUSTOMERS

     During the fiscal year ended March 31, 1997, the Company had sales to two customers that represented 18% and 16% of total net sales. During the three months ended March 31, 1996 the Company had sales to two customers that represented 22% and 16% of total net sales. During the year ended December 31, 1995, the Company had sales to two customers that represented 16% and 11% of total net sales. In 1994, pursuant to a distribution agreement, the Company had sales to one customer which represented 37% of total net sales.

12.  COMMITMENTS AND CONTINGENCIES

      The Company is a party to various claims, litigation and threatened litigation in the normal course of operations. Management believes, based upon the advice of counsel, that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial statements taken as a whole.

      Lease Obligations - The Company leases its facilities and certain equipment under noncancellable operating lease agreements. The future minimum annual lease payments are as follows:

             Fiscal year ending March 31,:
               1998                                            $ 343,836
               1999                                              246,039
               2000                                               43,426
                                                                  ------
                 Total                                         $ 633,301
                                                               =========

     Rent expense under operating leases totalled $134,188 in the three months ended March 31, 1996 and $258,565, $494,711 and $360,500 in the years ended
     March 31, 1997 and December 31, 1995 and 1994, respectively.

     The Company also leases certain equipment under a capital lease. Current lease payments due during the fiscal year ending March 31, 1998 total $13,781.

     Benefit Plans. In August 1996, the Company established a 401(k) retirement savings plan for its employees. Each participant may elect to contribute a percentage of his or her salary to the plan, subject to IRS limitations. The Company, at its discretion, may make contributions to the plan. There were no such contributions made in the fiscal year ended March 31, 1997.

13.  CANCELLATION OF PERFORMANCE SHARES

     In October 1991, in connection with the sale of 90,000 common shares to the Company's founders and principal stockholders, the Company issued 200,000 common "performance" shares (the "Performance Shares") at CDN $0.20 per share to certain of these individuals. In July 1996, a total of 60,000 of these shares were sold and transferred to certain members of current management at their then estimated fair market value of $.60 per performance share.

     In March 1997, all of the Performance Shareholders surrendered their shares for cancellation. In exchange, the Company issued these holders 9,524 shares of common stock and warrants to purchase 30,009 shares of common stock at $3.20 per share through March 31, 1998 and $3.40 per share thereafter until March 6, 1999. Pursuant to the transaction, the Company recorded an expense of $12,000.

SANCTUARY WOODS MULTIMEDIA CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        Balance at       Charged                                            Balance at
                                        Beginning          To           Write-offs/                            End
                                        of Period        Expense          Returns             Other          Of Period
                                      ------------     ------------     ------------       -----------     ------------
YEAR ENDED  MARCH 31, 1997
Allowance For Doubtful Accounts       $    207,352     $    329,360     $   (413,288)                      $    123,424
Sales Returns & Allowances               3,806,051        1,972,658       (4,967,103)                           811,606
Inventory Obsolescence                   1,449,675          150,000       (1,427,775)                           171,900

THREE MONTHS ENDED MARCH 31, 1996
Allowance For Doubtful Accounts       $    200,000     $     16,071     $     (8,719)                      $    207,352
Sales Returns & Allowances               5,428,236          623,385       (2,245,570)                         3,806,051
Inventory Obsolescence                   1,518,000          250,000         (318,325)                         1,449,675

YEAR ENDED DECEMBER 31, 1995
Allowance For Doubtful Accounts       $    217,000     $    118,968     $   (135,968)                      $    200,000
Sales Returns & Allowances                 414,275        8,168,460       (3,396,414)      $(a)241,915        5,428,236
Inventory Obsolescence                     298,723        1,083,389         (132,255)       (a)268,143        1,518,000

YEAR ENDED DECEMBER 31, 1994
Allowance For Doubtful Accounts       $     65,000     $    203,035     $    (88,517)      $ (a)37,482     $    217,000
Sales Returns & Allowances                 242,018          459,814         (330,270)        (a)42,713          414,275
Inventory Obsolescence                           0          298,723                0                            298,723

--------
(a) Consolidation of reserve accounts

                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

ITEMS 10 THROUGH 13 INCLUSIVE

These items have been omitted in accordance with instructions to Form 10-K Annual Report. With respect to the Company's 1997 Annual Meeting of Stockholders, the registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)  Financial Statements

           Attached to this Report at pages 21 through 37:

           Independent Auditors' Report - Deloitte & Touche LLP

           Independent Auditors' Report - Deloitte & Touche

           Consolidated Balance Sheets:
               March 31, 1997 and 1996

           Consolidated Statements of Operations:
               Years Ended March 31, 1997, December 31, 1995 and 1994 and the Three Month Period Ended March 31, 1996

           Consolidated Statements of Stockholders' Equity:
               Years Ended March 31, 1997, December 31, 1995 and 1994 and the Three Month Period Ended March 31, 1996

           Consolidated Statements of Cash Flows:
               Years Ended March 31, 1997, December 31, 1995 and 1994 and the Three Month Period Ended March 31, 1996

           Notes to Consolidated Financial Statements

(a)   (2)  Consolidated Financial Statement Schedules

           Supplemental Schedule II - Valuation of Qualifying Accounts, Years Ended March 31, 1997, December 31, 1995, and 1994 and three month transition period ended March 31, 1996.

(a)   (3)  Exhibits


EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
2.1       Certificate of Domestication (Incorporated by reference to
          Exhibit 2.1 to Registrant's Form 8-B filed May 2, 1997).

3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant's Form 8-B filed May 2, 1997).

3.2 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to Registrant's Form 8-B filed
          May 2, 1997).

3.3       Bylaws (Incorporated by reference to Exhibit 3.3 to Registrant's
          Form 8-B filed May 2, 1997).

4.1       Specimen Common Stock Certificate (Incorporated by reference to
          Exhibit 4.1 to Registrant's Form 8-B filed May 2, 1997).

10.9      Sub-Lease dated November 23, 1994 between the Registrant and Heublein,
          Inc., for premises located at 1825 South Grant Street, San Mateo,
          California 94402 (Incorporated herein by reference to Exhibit 10.36 to Registrant's Report on Form 10-K filed March 31, 1995).

10.13 Form of Warrant to Purchase Common Stock issued by the Company to the placement agent in connection with the July 1995 private placement
          (Incorporated herein by reference to Exhibit 7.5 of Registrant's
          Report on Form 8-K dated February 14, 1995).

10.18     Amendment to Loan Agreement between Sanctuary Woods Multimedia, Inc.
          and a bank, dated April 2, 1996 and related warrant (Incorporated herein by reference to Exhibit 10.18 of Registrant's Report on Form 10-K/A-1 filed April 15, 1996).

10.20 Warrant granted in connection with Second Amendment to Loan Agreement between the Registrant and Imperial Bank (Incorporated herein by reference to Exhibit 10.20 of Registrant's Report on Form 10-Q filed June 19, 1996).

10.21     Agreement with Strategic Marketing Partners dated May 13, 1996
          (Incorporated herein by reference to Exhibit 10.21 of Registrant's
          Report on Form 10-Q filed June 19, 1996).

10.23     Amendment 1 to License Agreement between Ripley Entertainment and the
          Registrant (effective August 1, 1996) (Incorporated herein by reference to Exhibit 10.23 of Registrant's Report on Form 10-Q filed August 14, 1996).

10.25 Form of Indemnification Agreement Executed by Registrant and its officers and directors (Incorporated by reference to Exhibit 3.3 to Registrant's Form 8-B filed on May 2, 1997).


10.26     Agreement and Plan of Reorganization among Registrant, Teacher
          Acquisition Corporation and Theatrix Interactive, Incorporated dated
          June 4, 1997.

10.27     Republishing and Distribution Agreement between Sanctuary Woods
          Multimedia, Inc. a wholly-owned subsidiary of Registrant and Virgin
          Sound and Vision, Inc. dated June 12, 1997 (PORTIONS OMITTED -
          CONFIDENTIAL TREATMENT REQUESTED).

10.28 Form of Warrant to Purchase Common Stock issued by the Company to the holders of Series A Preferred Stock.

10.28A Form of Warrant to Purchase Common Stock issued by the Company to the holders of Series A Preferred Stock.

10.29 Form of Warrant to Purchase Common Stock issued by the Company to certain individuals and employees pursuant to the cancellation of their performance shares.

21.1      List of Subsidiaries.

23.1      Consent of Deloitte & Touche LLP.

23.2      Consent of Deloitte & Touche, Chartered Accountants (Canada).

27.0      Financial Data Schedule.

(b)       Reports on Form 8-K: none

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

                           By: /s/ CHARLOTTE J. WALKER
                               Charlotte J. Walker

                      President and Chief Executive Officer

Dated:  June 30, 1997

KNOW ALL WOMEN AND MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charlotte J. Walker and Peter C. Nichter, jointly and severally, hers or his attorneys-in-fact, and each with power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or her or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURE                        TITLE                                      DATE
/s/ CHARLOTTE J. WALKER          Chairman of the Board                      June 30, 1997
Charlotte Walker                 President and Chief Executive Officer
                                    (Principal Executive Officer)

/s/ PETER C. NICHTER             Director, Finance and Operations           June 30, 1997
Peter C. Nichter                   (Principal Financial and Accounting
                                   Officer)

/s/ N. JOHN CAMPBELL             Director                                   June 30, 1997
N. John Campbell

/s/ LAWRENCE LENIHAN             Director                                   June 30, 1997
Lawrence Lenihan

/s/ ERIK JANSEN                  Director                                   June 30, 1997
Erik Jansen

                               LIST OF ATTACHED EXHIBITS


10.26     Agreement and Plan of Reorganization among Registrant, Teacher
          Acquisition Corporation and Theatrix Interactive, Incorporated dated
          June 4, 1996.

10.27     Republishing and Distribution Agreement between Sanctuary Woods
          Multimedia, Inc. a wholly-owned subsidiary of Registrant and Virgin Sound and Vision, Inc. dated June 12, 1997 (PORTIONS OMITTED -
          CONFIDENTIAL TREATMENT REQUESTED)

10.28 Form of Warrant to Purchase Common Stock issued by the Company to the holders of Series A Preferred Stock.

10.28A Form of Warrant to Purchase Common Stock issued by the Company to the holders of Series A Preferred Stock.

10.29 Form of Warrant to Purchase Common Stock issued by the Company to certain individuals and employees pursuant to the cancellation of their performance shares.

21.1      List of Subsidiaries.

23.1      Consent of Deloitte & Touche LLP.

23.2      Consent of Deloitte & Touche, Chartered Accountants (Canada).

27.0      Financial Data Schedule.

                                       42
