Form 10-K405/A
period 1997-03-31
SANCTUARY WOODS MULTIMEDIA CORP
filed 1997-07-29
CIK 900748

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997.

                                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO     .
                                          -----  -----

                         COMMISSION FILE NUMBER: 0-21510
                     SANCTUARY WOODS MULTIMEDIA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ----------------------

           DELAWARE                                        75-2444-09
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                              NUMBER)



                             1825 SOUTH GRANT STREET
                           SAN MATEO, CALIFORNIA 94402
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (415) 286-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.001 PAR VALUE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [x] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

    To the best of the Company's knowledge, the aggregate market value of the voting shares held by non-affiliates of the Registrant on July 28, 1997 (based on the average over-the-counter bid and ask prices of such stock on such date), was $1,304,575. Shares of Common Stock of the Registrant outstanding as of July 28, 1997 was 2,104,154.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As of July 29, 1997, the directors and the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

                                                                                               DIRECTOR
                                                                                              OR OFFICER
                NAME                     AGE                PRINCIPAL OCCUPATION                SINCE
----------------------------------     ------     ----------------------------------------   ----------

Lawrence Lenihan(1).................      32      Fund Manager, Dawson-Samberg Capital           1997
                                                  Management, Inc.
Erik W. Jansen......................      38      General Partner, Digital Media Capital LLC     1997
Marylyn Rosenblum...................      51      Acting Chief Executive Officer and President,  1997
                                                  and Executive Vice President of Education,
                                                  Director
Jody Snider.........................      42      Vice President, Business Development           1996



(1)Member of the Audit and Compensation Committee.

   Except as set forth below, each of the nominees has been engaged in his principal occupation set forth above during the past five years. There is no family relationship between any director or executive officer of the Company.

   Mr. Lenihan has served as a member of the Company's Board of Directors since April 1997. Since October 1996, he has been a fund manager at Dawson-Samberg Capital Management, Inc., an investment management firm. From August 1993 to October 1996, Mr. Lenihan was a principal at Broadview Associates, an investment banking firm. From July 1987 to June 1993 he held a variety of positions at International Business Machines, Inc. He is a member of the Board of Directors of Memotek Communications. Mr. Lenihan graduated from Duke University with a degree in Electrical Engineering and earned a Masters in Business Administration from Wharton School, University of Pennsylvania.

  Mr. Jansen has been a director of the Company since April 1997. Since July 1996, Mr. Jansen has been Chief Operating Officer and a member of Digital Media Capital, LLC, a private venture capital firm. From February 1994 to July 1996, he was President of Digital Media Group, Inc., a private venture capital firm. From March 1993 to February 1994, he was Senior Vice President of S.N. Phelps & Co., a merchant and investment banking company. From September 1986 to February 1993, he was Managing Director of Martek & Associates, a Management Consulting firm. Mr. Jansen graduated from Netherlands School of Business with a degree in International Business and earned a Masters in Business Administration from Southern Methodist University.

   Marylyn Rosenblum has served as the Company's Acting Chief Executive Officer and Director since July 1997 and the Company's Acting Vice President of Education since November 1996. From September 1995 to April 1996, she was

Vice-President of Education Sales and Marketing at Softkey International (The Learning Company). From June 1992 to September 1995, she was Vice-President of Education Sales and Marketing at Broderbund Software.

   Jody Snider has served as the Company's Vice President of New Business Development since December 1996. Since 1990 she has been President of Kid Company, Inc. a television and radio production Company for kids. She holds a Bachelor of Arts degree in American Studies from Wesleyan University.


   The Company knows of no arrangement or understanding between any executive officer and any other person(s) pursuant to which he or she was selected as an officer.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   Section 16(a) of the Securities Exchange Act of 1934, as amended ("SECTION 16(a)") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no filings were required for such persons, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

   The following table shows, as to the Chief Executive Officer, information concerning compensation awarded to, earned by or paid for services to the Company in all capacities during the fiscal years ended March 31, 1997 and 1996, and December 31, 1995 and 1994. On May 6, 1996 the Company changed its fiscal year end to March 31, beginning April 1, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                                               --------------
                                            ANNUAL COMPENSATION                    AWARDS
                                   ------------------------------------------    SECURITIES
NAME AND PRINCIPAL                   TWELVE MONTHS                               UNDERLYING
POSITION                                 ENDED           SALARY       BONUS     OPTIONS/SARS         OTHER
-----------------------------      --------------    ------------   ---------    -------------    -----------

Charlotte J. Walker(1).......      March 31, 1997        $162,000    $100,000            7,250(3)  $25,000(2)
   President, Chairman of the      March 31, 1996          27,000          --           21,000             --
   Board and Chief Executive
   Officer


----------------------

(1) Ms. Walker accepted the position of President and Chief Executive Officer of the Company effective January 19, 1996. Ms. Charlotte Walker resigned as the Company's President and Chief Executive Officer and as a member of the Board of Directors of the Company effective July 24, 1997.

(2) Includes payments made by the Company on behalf of Ms. Walker for apartment and furniture rental and related maintenance.

(3)  Reflects May 31, 1996 repricing to $17.50 per share.

STOCK OPTION GRANTS AND EXERCISES

        The following table shows, as to the individual named in the Summary Compensation Table above, information concerning stock options granted during the twelve months ended March 31, 1997.

                    OPTION GRANTS IN THE TWELVE MONTHS ENDED MARCH 31, 1997(1)


                                             INDIVIDUAL GRANTS                POTENTIAL REALIZABLE
                             ---------------------------------------------      VALUE AT ASSUMED
                             NUMBER OF   % OF TOTAL                             ANNUAL RATES OF
                             SECURITIES   OPTIONS                                 STOCK PRICE
                             UNDERLYING  GRANTED TO  EXERCISE                    APPRECIATION
                               OPTIONS   EMPLOYEES    PRICE                    FOR OPTION TERM(4)
                               GRANTED      IN         PER     EXPIRATION    --------------------
           NAME                 (#)(2)    PERIOD     SHARE(3)  DATE            5%          10%
----------------------------   -------   ----------  ------   -----------    --------  ----------

Charolotte J. Walker(4)....     1,250       1.4%     $17.50     3/23/00       $4,510       9,670
---------------------------     1,000       1.1%      17.50     8/11/00        3,977       8,608
                                5,000       5.3%      17.50    12/15/00       21,709      47,407
---------------------------


(1) The Company changed its fiscal year from December 31 to March 31, effective April 1, 1996.

(2) The Company granted options to purchase an aggregate of 34,413 shares of Common Stock to all employees other than executive officers and granted options to purchase an aggregate of 54,775 shares of Common Stock to all executive officers as a group (6 persons), during the twelve months ended March 31, 1997.

(3) All outstanding options held by employees at May 31, 1996 were repriced to $17.50 per share.

(4) This column sets forth hypothetical gains or option spreads for the options at the end of their respective five-year terms, as calculated in accordance with the rules of the SEC. The gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of grant of 5% and 10% from the date the option was granted to the end of the option term. The 5% and 10% rates of appreciation are specified by the rules of the SEC and do not represent the Company's estimate or projection of future Common Stock prices. The Company does not necessarily agree that this method properly values an option. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions and the timing of option exercises, if any. All option grants shown in this table are presently at exercise prices in excess of the current market price (U.S. $.6250 per share at July 28, 1997) of the Company's Common Stock.

        No stock options were exercised by the individual named in the Summary Compensation Table above, during the twelve months ended March 31, 1997. As of July 29, 1997, Ms. Walker held options to acquire 29,666 shares of Common Stock. None of such unexercised options were in-the-money at such date. Accordingly, the exercise value of such options was zero.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

On July 24, 1997, the Company and Ms. Walker entered into a Settlement and Mutual Release Agreement. The terms of this agreement provide that the Company will pay Ms. Walker $90,000 over a period of six months. In addition, the agreement provides that the Company will grant Ms. Walker an option to purchase 100,000 shares of the Company's Common Stock at a purchase price of $2.40 per share, subject to adjustment on certain conditions. The term of the option is three years. In addition the agreement provides that Ms. Walker's existing vested options will expire one year after the date of the contract.

OPTION REPRICING

        In May 1996, the Board of Directors approved an amendment to all outstanding option agreements, including those option agreements held by executive officers of the Company, to reduce the exercise price to USD $17.50 per share (CDN $23.00), the then current market value for the Company's Common Stock. Below is a table that sets forth the option repricings for the last ten years for all executive officers.


                            TEN-YEAR REPRICING TABLE

                                                                                           Length of
                               # of                                                        Original Option
                               Securities    Market Price                                  Term
                               Underlying    of Stock at                    New            Remaining at
                               Options       Time of                        Exercise       Date of
Name                Date       Repriced      Repricing      Exercise Price  Price          Repricing
----                ----       --------      ---------      --------------  -----          ---------

Charlotte J.        5/31/96    1,250         CDN $23.00     CDN $ 63.80     CDN $23.00     3 yrs. 297 days
Walker, President   5/31/96    1,000         USD $17.50     USD $115.00     USD $17.50     4 yrs.  72 days
and Chief           5/31/96    5,000         USD $17.50     USD $ 50.00     USD $17.50     4 yrs  198 days
Executive Officer
(1997)

Suzie O'Hair,       5/31/96      500         CDN $23.00     CDN $ 52.00     CDN $23.00     3 yrs. 114 days
Vice President of   5/31/96      500         CDN $23.00     CDN $ 61.00     CDN $23.00     3 yrs  168 days
Marketing (1997)    5/31/96      750         CDN $23.00     CDN $ 63.80     CDN $23.00     3 yrs  297 days
                    5/31/96      150         USD $17.50     USD $122.50     USD $17.50     4 yrs.  79 days

Jeremy Salesin,     5/31/96    1,000         CDN $23.00     CDN $ 60.00     CDN $23.00     3 yrs.  10 days
Vice President of   5/31/96      750         CDN $23.00     CDN $ 61.00     CDN $23.00     3 yrs. 168 days
Business Affairs    5/31/96    3,750         USD $17.50     USD $115.00     USD $17.50     4 yrs.  72 days
(1996)              5/31/96      750         USD $17.50     USD $122.50     USD $17.50     4 yrs.  79 days

A. Renee            5/31/96    1,500         CDN $23.00     CDN $ 52.00     CDN $23.00     2 yrs.  53 days
Courington, Sr.     5/31/96    3,500         CDN $23.00     CDN $ 71.00     CDN $23.00     3 yrs. 183 days
Vice President      5/31/96      625         USD $17.50     USD $115.00     USD $17.50     4 yrs.  72 days
(1996)              5/31/96    2,500         USD $17.50     USD $122.50     USD $17.50     4 yrs.  79 days
                    9/22/94    1,500         CDN $56.00     CDN $ 90.60     CDN $52.00     3 yrs. 305 days


Theodore J.         9/22/94    5,000      CDN $56.00     CDN $158.00     CDN $52.00     4 yrs.  21 days
Markley, Vice
President
Entertainment
Division (1995)

Pierre C. LeSeach,  9/22/94    2,500      CDN $56.00     CDN $126.40     CDN $52.00     4 yrs. 132 days
Vice President
Professional
Services (1994)

Michael D. Scott,   9/22/94    5,000      CDN $56.00     CDN $126.60     CDN $52.00     5 yrs. 132 days
Vice President
Business
Development and
General Counsel
(1994)

William Lee,        9/22/94    2,000      CDN $56.00     CDN $126.40     CDN $52.00     205 days
Chief Financial     9/22/94    1,500      CDN $56.00     CDN $103.40     CDN $52.00     205 days
Officer (1994)


(1) The above information pertains to individuals who were executive officers of the Company at the time(s) of the repricings for which information is provided in the above table. The year following the individual's name indicates when such individual ceased to be an executive officer of the Company. None of the individuals mentioned are currently employed with the Company.

                      REPORT OF THE COMPENSATION COMMITTEE
                            OF THE BOARD OF DIRECTORS

        The Company's Compensation Committee for fiscal year 1996 consisted of
N. John Campbell and Grant N. Russell, both of whom are no longer members of the Company's Board of Directors. Therefore, at March 31, 1997, the Company did not have a Compensation Committee. The Company's Board of Directors is currently in the process of reconstituting the Company's Compensation Committee. The following report is based on the current Board of Directors' understanding of the compensation policies of the former Compensation Committee.

COMPENSATION PHILOSOPHY

        The Company's executive compensation programs over the past fiscal year have been based upon the recognition that Sanctuary Woods is a financially troubled company, which is best served by executives who are prepared to accept lower levels of cash compensation in return for the potentially greater rewards which may become available if the Company proves successful. In addition, the adverse change in the Company's financial circumstances has resulted in a need to provide long-term incentives to management for improving the Company's results of operations. Therefore, the compensation programs are strongly oriented towards long term incentives which are designed to provide the Company's executives with substantial rewards based upon the Company's long term success. This approach has the further benefit of aligning the interest of the Company's executives with those of its stockholders.

        With these principles in mind, the Compensation Committee has set forth the following guidelines:

        1. Provide a total compensation package that will attract talented individuals to the Company and provide them with motivation to excel in their performance with a view to building long term stockholder value;

        2. Limit cash compensation to amounts which are reasonable but moderate in view of the Company's current financial position;

        3. Provide substantial long term incentive benefits which will reward long term commitment to the Company.

COMPENSATION OF EXECUTIVE OFFICERS

        The Company currently provides each of its executive officers with an annual salary. Salaries are fixed by the Board of Directors after consultation with the Compensation Committee and with the Chief Executive Officer with respect to salary levels for other officers. Salary levels are reviewed at least annually and more often when circumstances warrant. Salary levels are generally fixed at the lower end of the range of comparable companies based upon information generally available to the Board of Directors. In light of the adverse change in the Company's financial circumstances, Ms. Walker's salary was unchanged in 1997. In fiscal 1997 no cash bonuses were paid to any of its executives with the exception of Ms. Walker, who was paid a bonus of $100,000. The Compensation Committee believes that, during this stage of the Company's existence, it is more appropriate to award executives with stock options rather than cash bonuses. This practice is premised upon both the philosophy of establishing long term incentives for executive performance as well as recognition by the Compensation Committee of the importance of maximizing the availability of cash for investment in the growth of the Company's business.

STOCK OPTIONS

        Stock options are granted to executive officers and all other full time employees whose contributions are considered important to the long term success of the company. All grants since the adoption of the Company's 1996 Stock
Plan have been made pursuant to the terms of that plan. Stock options have historically been granted by the Board of Directors on a case-by-case basis based upon the Board's evaluation of an individual's past contributions and potential future contributions to the Company. Stock options also are used to attract new management personnel to the Company and often are awarded upon an executive joining the Company with vesting periods designed to encourage the executive's retention. In granting stock options, the Board of Directors takes into consideration the fact that salary levels paid to its executive officers tend to be below industry averages. The Compensation Committee may in the future recommend adoption of other long term incentive programs designed to maximize management's long term commitment to the Company.

OPTION REPRICING

        On May 31, 1996, stock options held by certain of the executive officers of the Company were repriced at the then-current fair market value. Prior to the repricing, the exercise prices of the stock options were well above the fair market value of the Common Stock and such stock options did not provide the intended long term incentive to the executive officers. The Board undertook this action in light of the Company's Common Stock and in consideration of the importance to the Company of retaining its employees by offering them appropriate equity incentives. The Board also considered the highly competitive environment for obtaining and retaining employees and the overall benefit to the Company's stockholders from a highly motivated group of employees.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

        Charlotte J. Walker served as the Company's Chief Executive Officer during fiscal 1997. Ms. Walker was paid salary at an annual rate of $162,000. Ms. Walker's salary was not increased due to the adverse change in the Company's financial performance, although she did receive bonuses in the amount of $100,000. The Board considered Ms. Walker's salary and bonuses to be reasonable in light of Ms. Walker's extensive experience and the difficulty in attracting a skilled CEO to lead the Company through a difficult reorganization.

                             THE BOARD OF DIRECTORS

                                LAWRENCE LENIHAN
                                 ERIK W. JANSEN
                               MARYLYN ROSENBLUM


                         COMPANY STOCK PRICE PERFORMANCE

        The following graph demonstrates a comparison of cumulative total stockholder returns, calculated on a dividend reinvestment basis and based upon an initial investment of $100 in the Company's Common Stock as compared with the Nasdaq Market Index and an industry index of companies contained in Standard Industrial Classification Code 7372 (the SIC Code Index). No dividends have been declared or paid on the Company's Common Stock during such period. The stock price performance shown on the graph below is not necessarily indicative of future price performance. The Company's Common Stock began trading over-the-counter on April 16, 1997. The graph reflects the Company's stock price performance from September 1993 through March 31, 1997.


                     COMPARISON OF CUMULATIVE TOTAL RETURN
                  OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

                                                  Fiscal Year Ending
                                      ------------------------------------------------
                                      1993    1993     1994     1995     1996     1997
                                      ----    ----     ----     ----     ----     ----
Sanctuary Woods Multimedia ........    100    89.13    47.83    50.00    16.30     1.09
Industry Index ....................    100   108.30   141.86   213.29   222.42   267.36
Broad Market ......................    100   101.66   106.74   138.45   144.85   162.05



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth as of July 29, 1997 certain information regarding the beneficial ownership of the Company's Common Stock and Series A Preferred Stock by (i) each person (including any group as that term is used in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director,
(iii) each of the Company's executive officers named in the Summary Compensation Table appearing herein, and (iv) all of the Company's directors and executive officers as a group.

                                                 BENEFICIAL OWNERSHIP
                                                ----------------------    NUMBER OF
                                                NUMBER OF                 SHARES OF
                                                SHARES OF                 SERIES A
                                                 COMMON        PERCENT    PREFERRED  PERCENT
NAME AND ADDRESS                                STOCK (1)      OF TOTAL   STOCK (2)  OF TOTAL
---------------------------------------------   -------------  --------   ---------  --------
The Travelers Indemnity Company (3)..........    269,195         12.8%      10,373     10.6%
   388 Greenwich Street, 36th Floor
   New York, NY  10013

Dawson-Samberg Capital Management, Inc. (4)(7)    416,668         19.8%      75,544     77.1%
   354 Pequot Avenue
   Southport, CT 06490

State of Wisconsin Investment Board .........    204,483          9.7%         --        --
   Lake Terrace
   121 East Wilson Street
   P.O. Box 7842
   Madison, WI 53707

Charlotte J. Walker (5)......................     71,506          3.3%         --        --
Marylyn Rosenblum                                   *              --          --        --
Lawrence Lenihan (7)                                --             --          --        --
Erik W. Jansen                                      --             --          --        --

All directors and executive officers as a group   89,801          4.1%         --        --
(1)6)........................................

----------------------

*       Less than 1%.

(1) On April 15, 1997, the Company effected a one-for-twenty share consolidation of its outstanding Common Stock. Beneficial ownership is determined in accordance with the rules and regulation of the U.S. Securities and Exchange Commission and generally includes voting or investment power with respect to securities. The percentage of beneficial ownership is based on 2,104,154 shares of Common Stock outstanding as of July 29, 1997 and excludes conversion of the outstanding Series A Preferred Stock. Options to purchase shares of Common Stock which are currently exercisable or will become exercisable within 60 days of July 29, 1997 are deemed to be outstanding for purposes of computing the percentage of the shares held by an individual but are not outstanding for purposes of computing the percentage of any other person. Except as indicated otherwise in the footnotes below, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) The percent of beneficial ownership is based on 99,993 shares of outstanding Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 22.09 shares of Common Stock for voting purposes.

(3) Neither The Travelers Indemnity Company or any of its affiliates has assumed or has any responsibility for the management, business or operations of the Company or for the statements contained in this Proxy Statement (other than the limited information regarding the stock ownership of such entities under the caption "Principal Stockholders"). Excludes warrants to purchase 126,036 shares of Common Stock.

(4) Includes 208,334 shares of Common Stock held by Pequot Partners Fund, L.P. ("PPF") and 208,334 shares of Common Stock held by Pequot International Fund, Inc. ("PIF"). It excludes 37,771 shares of Series A Preferred Stock (convertible into 834,383 shares of Common Stock) and warrants to purchase 458,326 shares of the Company's Common Stock held by each of PPF and PIF.

(5) Includes 34,171 shares subject to outstanding options and warrants held by Ms. Walker which are exercisable within 60 days of July 29, 1997. Ms. Walker resigned as President and Chairman of the Board effective July 24, 1997.


(6) Includes an aggregate of 51,889 shares subject to outstanding options and warrants which are exercisable within 60 days of July 29, 1997.

(7) Mr. Lenihan is a fund manager at Dawson-Samberg Capital Management, Inc. and, therefore, may be deemed to beneficially own the shares held by Pequot Partners Fund, L.P. and Pequot International Fund, Inc. Mr. Lenihan disclaims beneficial ownership of the 416,668 shares held by Pequot partners Fund, L.P. and Pequot International Fund, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Not Applicable

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, California this 29th day of July, 1997.

                                SANCTUARY WOODS MULTIMEDA CORPORATION


                                By  /s/   MARYLYN ROSENBLUM
                                   -------------------------------------
                                       Marylyn Rosenblum
                                   President and Chief Executive Officer


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT TO REPORT ON FORM 10-K HAS BEEN SIGNED ON BEHALF OF THE REGISTRANT BY THE FOLLOWING PERSONS AND IN THE CAPACITIES AND ON THE DATES INDICATED:


           SIGNATURE                        TITLE                          DATE
------------------------------- --------------------------------------- -------------

     /s/ MARYLYN ROSENBLUM      DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE JULY 29, 1997
-------------------------------     OFFICER (PRINCIPAL EXECUTIVE
     (Marylyn Rosenblum)                     OFFICER)

        /s/ JACOB STEIN              CONTROLLER (PRINCIPAL              JULY 29, 1997
------------------------------- FINANCIAL AND ACCOUNTING OFFICER)
         (Jacob Stein)

      /s/ LAWRENCE LENIHAN                 DIRECTOR                     JULY 29, 1997
-------------------------------
       (Lawrence Lenihan)


     /s/ ERIK W. JANSEN                    DIRECTOR                     JULY 29, 1997
-------------------------------
        (Erik W. Jansen)
