Form 10-Q
period 1997-06-30
SANCTUARY WOODS MULTIMEDIA CORP
filed 1997-08-14
CIK 900748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         Commission file number: 0-21510

                     Sanctuary Woods Multimedia Corporation
             (Exact name of registrant as specified in its charter)


                Delaware                               75-2444109
        State or other jurisdiction of                (IRS Employer
        incorporation or organization              Identification No.)

        1825 South Grant Street
        San Mateo, California                            94402
        (Address of principal executive offices)        (Zip Code)

                                 (415) 286-6000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The number of shares of Common Stock of the registrant outstanding as of August 11,1997 was 2,104,154.

Except where the context otherwise requires, as used herein, the term "Company" means Sanctuary Woods Multimedia Corporation and its subsidiaries.


PART I - Financial Information

        ITEM 1  - Condensed Consolidated Financial Statements (unaudited)

               Condensed consolidated balance sheets -
                  June 30, 1997 and March 31, 1997                                 3

               Condensed consolidated statement of operations -
                  three months ended June 30, 1997 and 1996                        4

               Condensed consolidated statement of cash flows -
                  three months ended June 30, 1997 and 1996                        5

               Notes to condensed consolidated financial statements                6

        ITEM 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                         10

PART II - OTHER INFORMATION

        Item 1.  Legal Proceedings                                                 18

        Item 2.  Changes in Securities                                             18

        Item 3.  Defaults Upon Senior Securities                                   18

        Item 4.  Submission of Matters to a Vote of Security-Holders               18

        Item 5.  Other                                                             19

        Item 6.  Exhibits and Reports on Form 8-K                                  19

        Signatures                                                                 23


This Form 10-Q of Sanctuary Woods Multimedia Corporation ("Sanctuary Woods" or the "Company") contains forward-looking statements that are subject to risks and uncertainties. Statements indicating that the Company "believes," "expects," "anticipates" or "estimates" are forward looking as are all other statements regarding future financial results, market conditions, product offerings or other events that have not yet occurred. There are many important factors that could cause actual results or events to differ materially and/or adversely from those anticipated by the forward looking statements contained in this Form 10-Q. Such factors include but are not limited to, the rate of growth of the consumer software market, market acceptance of the Company's products or those of its competitors, the timing of new product introductions, expenses relating to the development and promotion of new product introductions, changes in pricing policies by the Company or its competitors, projected and actual changes in platforms and technologies, timely and successful adaptation to such platforms or technologies, the accuracy of forecasts of consumer demand, product returns, market seasonality, the timing of orders from major customers and order cancellations, and changes or disruptions in the consumer software distribution channels as well as those factors listed under Risk Factors elsewhere herein. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to such risks and uncertainties. Other factors, uncertainties and assumptions not specifically identified or disclosed by the Company were also involved in the derivation of these forward looking statements and the failure of such other assumptions to be realized may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results or changes in factors or assumptions affecting such forward looking statements.

SANCTUARY WOODS MULTIMEDIA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1997 AND MARCH 31, 1997 (UNAUDITED)


                                                                 JUNE 30,             MARCH 31,
                                                                   1997                1997
ASSETS

CURRENT ASSETS:
  Cash                                                     $      683,660     $       101,932
  Accounts receivable                                             542,534             275,335
  Inventories                                                     496,620             656,415
  Prepaid royalties                                                83,083             197,941
  Prepaid expenses                                                142,744             244,136
  Prepaid offering expenses                                                            90,507
                                                            --------------    ----------------
            Total current assets                                1,948,641           1,566,266
                                                            --------------    ----------------

PROPERTY AND EQUIPMENT                                            436,943             462,348

OTHER ASSETS                                                       30,490             258,185
                                                            --------------    ----------------

TOTAL ASSETS                                                $   2,416,074     $     2,286,799
                                                            ==============    ================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                889,250           1,343,214
  Accrued expenses                                                407,412             429,297
  Accrued professional fees                                       202,685             150,000
  Royalty obligations                                             286,043             371,043
  Accrued interest                                                                    225,443
  Current portion of capital lease obligations                      9,227              13,748
                                                            --------------    ----------------

           Total current liabilities                            1,794,617           2,532,745

8% CONVERTIBLE SUBORDINATED DEBENTURES                                              5,302,000

                                                            --------------    ----------------
           Total liabilities                                    1,794,617           7,834,745
                                                            --------------    ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, authorized 5,000,000
    shares; Series A issued and outstanding 99,993 shares       5,083,538
  Common stock, authorized, 50,000,000 shares, $.001 par
    value; issued and outstanding, 2,104,154 shares at
    June 30, 1997 and 1,171,582 shares at March 31, 1997       37,127,779          34,755,092
  Accumulated deficit                                         (40,837,946)        (39,551,124)
  Accumulated translation adjustments                            (751,914)           (751,914)
                                                            --------------    ----------------

           Total stockholders' equity (deficit)                   621,457          (5,547,946)
                                                            --------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $   2,416,074     $     2,286,799
                                                            ==============    ================


See notes to condensed consolidated financial statements.

SANCTUARY WOODS MULTIMEDIA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)


                                               1997                  1996

SALES:
  Consumer titles                          $     651,599         $     994,716
  Licensing revenue                               35,490               925,653
                                           --------------        --------------

           Total sales                           687,089             1,920,369
                                           --------------        --------------

COST OF SALES                                    325,409               683,099
                                           --------------        --------------

GROSS MARGIN                                     361,680             1,237,270
                                           --------------        --------------

OPERATING EXPENSES:
  Research and development                       365,139               459,064
  Marketing and sales                            719,683               632,080
  Administration                                 502,084               488,631
  Depreciation                                    64,764               135,405
                                           --------------        --------------
           Total operating expenses            1,651,670             1,715,180
                                           --------------        --------------
OPERATING LOSS                                (1,289,990)             (477,910)
                                           --------------        --------------

OTHER INCOME (EXPENSE)
  Other income                                     4,869                27,895
  Interest expense, net                           (1,701)              (82,168)
  Net gain on sale and disposal of assets                              875,161
                                           --------------        --------------
           Total other income (expense)            3,168               820,888
                                           --------------        --------------

NET INCOME (LOSS)                          $  (1,286,822)        $     342,978
                                           ==============        ==============

PRIMARY NET INCOME (LOSS) PER SHARE               ($0.66)                $0.34

FULLY DILUTED NET INCOME (LOSS)
     PER SHARE                                    ($0.66)                $0.28

PRIMARY SHARES USED IN COMPUTATION             1,959,087             1,013,273

FULLY DILUTED SHARES USED IN
    COMPUTATION                                1,959,087             1,214,141




See notes to condensed consolidated financial statements.

SANCTUARY WOODS MULTIMEDIA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)

                                                                        1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $    (1,286,822)    $    342,978
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
  Depreciation and amortization                                          74,217          136,230
  Warrant compensation expense                                                            53,254
  Sale of intellectual property rights in consideration for a
  reduction in royalty obligations                                                      (429,688)
  Net gain on sale and disposal of assets                                               (875,161)

    Changes in assets and liabilities:
      Accounts receivable                                              (267,199)          (4,295)
      Inventories                                                       159,795          377,873
      Prepaid royalties, expenses and intangibles                       215,980           73,711
      Accounts payable and accrued expenses                            (423,166)      (1,095,208)
      Accrued royalty obligations                                       (85,000)         (57,182)
                                                               -----------------  ---------------

           Net cash used in operating activities                     (1,612,195)      (1,477,488)
                                                               -----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                         1,900,000
  Purchase of property and equipment                                    (39,579)
                                                               -----------------  ---------------

           Net cash provided (used) in investing activities             (39,579)       1,900,000
                                                               -----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                             (4,521)          (7,730)
  Proceeds from issuance of common stock under rights offering        2,238,023
  Proceeds from exercise of warrants                                                     750,000
  Net repayments on bank debt                                                         (1,090,877)
                                                               -----------------  ---------------

           Net cash (used) provided in financing activities           2,233,502         (348,607)
                                                               -----------------  ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                                                           6,087
                                                               -----------------  ---------------

NET INCREASE IN CASH                                                    581,728           79,992

CASH, BEGINNING OF PERIOD                                               101,932            8,455
                                                               -----------------  ---------------

CASH, END OF PERIOD                                            $        683,660   $       88,447
                                                               =================  ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
    Interest                                                   $            592   $        2,200
    Income taxes                                                                             800

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING INFORMATION:
   Conversion of convertible debentures into Series A
       Preferred Stock net of deferred warrant charges         $      5,083,538
   Conversion of notes payable into common stock                                  $    1,563,666
   Sale of intellectual property in exchange for a reduction
       in royalty obligations and issuance of common stock                               550,000
   Conversion of account payable into common stock                                       195,000



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 1997 AND 1996

1.   NATURE OF OPERATIONS

     Sanctuary Woods Multimedia Corporation and its subsidiaries (the "Company") develop, publish and market interactive multimedia educational software products for use in the K-12 school and home consumer markets. Products are sold to distributors for placement in retail outlets, education dealers, and directly to schools and end users. The Company also sells to international distributors. Revenue is also generated from licensing and other activities related to the Company's products and intellectual properties.

     Revenues on consumer titles are recognized upon shipment and if collection of the resulting receivable is deemed probable. The Company grants certain distributors and resellers rights of return and price protection on unsold merchandise held by them. Accordingly, reserves for estimated future returns, exchanges, and credits for price protection are accrued upon shipment. The Company provides for sales return reserves and price protection for distributor inventories in amounts deemed reasonable by it. These reserves are based on the Company's estimate of expected sell-through by distributors and resellers of its products and on historical experience. Actual results could differ from these estimates.

     Licensing revenues are recognized upon receipt of cash advances pursuant to contractual agreements and from periodic sales reports provided by the licensee.

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial statements and include all adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature except as described herein. The condensed consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K and 10-K/A as filed on June 30, 1997 and July 29, 1997, respectively for the year ended March 31, 1997. Results of operations for interim periods are not necessarily indicative of results for the full year.

2.   CORPORATE RESTRUCTURING

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

     Reverse Stock Split. On April 15, 1997, the Company's stockholders approved a one-for-twenty share consolidation of the Company's common stock and an increase in the number of the Company's authorized shares of common stock to 50,000,000. All references in the accompanying condensed consolidated financial statements to share information, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect such stock consolidation.

     Rights Offering. In April 1997, the Company completed a stock rights offering in which it issued approximately 932,500 shares of common stock at $2.40 per share and received gross proceeds of $2,238,023.

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

     In addition, the Company issued to the debenture holders warrants to purchase an additional 1,021,474 shares of the Company's common stock at an exercise price of U.S. $3.00 per share and reduced the exercise price of 132,550 previously issued warrants from $13.75 to $3.00 per share. The warrants must be exercised if the closing price of the Company's common stock equals or exceeds 300% of the exercise price ($9.00) for any 21 trading days in any consecutive 40 day trading period. In consideration for the exchange, the debenture holders agreed to retroactively forgo interest (totaling approximately $235,000 on April 18, 1997 which was payable in common stock) on the Convertible Debentures. The holders of common stock issued upon conversion of preferred stock or exercise of warrants have certain rights to have these shares registered.

3.   ACQUISITION OF THEATRIX INTERACTIVE, INC.

     On August 12, 1997, the Company acquired 100% of the outstanding shares of Theatrix Interactive, Inc. (Theatrix). The Company will issue 3,102,528 shares of the Company's common stock in consideration for all of the shares of Theatrix capital stock. Up to an additional 500,000 shares of the Company's common stock are issuable one year after the effective date of the merger if certain revenue goals are met with respect to products acquired from Theatrix. In addition, Sanctuary Woods will set aside 300,000 shares, pursuant to its 1996 Stock Option Plan, for issuance to former Theatrix employees who become employees of Sanctuary Woods. The Company will also issue warrants to Kingdon Capital and Montgomery Securities to purchase 500,000 and 100,000 shares respectively of Sanctuary Woods common stock at $3.00 per share.


 4.  GOING CONCERN UNCERTAINTY

     Historical Operating Losses

     Net loss for the quarter ended June 30, 1997 was $1,286,822 compared to net income of $342,978 for the quarter ended June 30, 1996. The net income for the June 1996 quarter was primarily due to the gain of $897,260 on the sale of the Company's Victoria studio. The net loss from operations for the quarter ended June 30, 1997 totalled $1,289,990 compared to a net operating loss of $477,910 for the same quarter one year ago. Net cash used by operating activities was $1,612,195 for the quarter ended June 30, 1997 as compared to net cash used by operating activities of $1,477,488 for the same quarter one year ago.

     Current Status and Management's Plans

     At August 11, 1997 the Company had cash of $425,000. Management believes that the Company will need to raise significant working capital through additional debt or equity financing to continue and sustain its operations and fund its fiscal March 31, 1998 operating plan.

     Historically, the Company has been able to sustain its operations in the face of financial restrictions. The Company has achieved this through substantially reducing overhead to increase cash flow and maintaining workable relationships with its vendors. In July 1997, the Company reduced its workforce by 49% to 18 employees currently and incurred severance obligations of approximately $125,000. This was done to reduce operating expenses in anticipation of its merger with Theatrix . The Company hopes that the increase in scale effected by the merger will augment sales by providing a larger and more diverse product catalog to the marketplace and enhance its research and development capabilities.

     The Company plans to pursue various sources of additional funding including, but not limited to, debt, equity, and strategic investors. The Company is also actively exploring various business combinations (see note 3 regarding acquisition of Theatrix, Inc.) and strategic relationships that may enhance the Company's ability to develop, publish and distribute its products. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

     Going Concern Uncertainty

     The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The matters discussed above, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain its operations.

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

     Accounts receivable consisted of:


                                                   June 30      March 31
                                                     1997         1997
                                                     ----         ----

      Accounts receivable                         $1,410,353    $ 1,210,365
      Less allowances for:
        Doubtful accounts                           (133,419)      (123,424)
        Sales returns and markdowns                 (734,400)      (811,606)
                                                  ----------    ------------
      Accounts receivable - net                   $  542,534    $   275,335
                                                  ==========    ===========


6.   INVENTORIES

     Inventories consisted of:

                                                    June 30,      March 31,
                                                      1997          1997
                                                      ----          ----
      Finished goods                              $  385,353    $   488,824
      Raw materials                                  297,214        339,491
                                                    --------       --------
                                                     682,567        828,315
      Less allowance for obsolete, slow-moving
      and non-salable inventory                     (185,947)      (171,900)
                                                    --------       --------
      Inventories, net                            $  496,620    $   656,415
                                                  ==========    ===========


7.   NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report the change in its net assets from nonowner sources by major components and as a single total. The Board also issued Statements of Financial Accounting Standards No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's operating segements and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

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


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in item 1 of this Quarterly Report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K and 10-K/A for the fiscal year ended March 31, 1997.

Overview and Recent Developments

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

 Reverse Stock Split. On April 15, 1997, the Company's stockholders approved a one-for-twenty share consolidation of the Company's common stock and an increase in the number of the Company's authorized shares of common stock to 50,000,000. All references in the accompanying condensed consolidated financial statements to share information, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect such stock consolidation.

 Rights Offering. In April 1997, the Company completed a stock rights offering in which it issued approximately 932,500 shares of common stock at $2.40 per share and received gross proceeds of $2,238,023.

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

 In addition, the Company issued to the debenture holders warrants to purchase an additional 1,021,474 shares of the Company's common stock at an exercise price of U.S. $3.00 per share and reduced the exercise price of 132,550 previously issued warrants from $13.75 to $3.00 per share. The warrants must be exercised if the closing price of the Company's common stock equals or exceeds 300% of the exercise price ($9.00) for any 21 trading days in any consecutive 40 day trading period. In consideration for the exchange, the Debenture Holders agreed to retroactively forgo interest (totaling approximately $235,000 on April 18, 1997 which was payable in common stock) on the Convertible

Debentures. The holders of common stock issued upon conversion of preferred stock or exercise of warrants have certain rights to have these shares registered.

Acquisition of Theatrix Interactive, Inc. On August 12, 1997, the Company acquired 100% of the outstanding shares of Theatrix Interactive, Inc. (Theatrix). The Company will issue 3,102,528 shares of the Company's common stock in consideration for all of the shares of Theatrix capital stock. Up to an additional 500,000 shares of the Company's common stock are issuable one year after the effective date of the merger if certain revenue goals are met with respect to products acquired from Theatrix. In addition, Sanctuary Woods will set aside 300,000 shares, pursuant to its 1996 Stock Option Plan, for issuance to former Theatrix employees who become employees of Sanctuary Woods. The Company will also issue warrants to Kingdon Capital and Montgomery Securities to purchase 500,000 and 100,000 shares respectively of Sanctuary Woods common stock at $3.00 per share respectively.


Liquidity and Capital Resources.

At August 11, 1997 the Company had cash of $425,000. Management believes that the Company will need to raise significant working capital through additional debt or equity financing to continue and sustain its operations and fund its fiscal March 31, 1998 operating plan.

Historically, the Company has been able to sustain its operations in the face of financial restrictions. The Company has achieved this through substantially reducing overhead to increase cash flow and maintaining workable relationships with its vendors. In July 1997, the Company reduced its workforce by 49% to 18 employees currently and incurred severance obligations of approximately $125,000. This was done to reduce operating expenses in anticipation of its merger with Theatrix . The Company hopes that the increase in scale effected by the merger will augment sales by providing a larger and more diverse product catalog to the marketplace and enhance its research and development capabilities.

The Company plans to pursue various sources of funding including, but not limited to, debt, equity, and strategic investors. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company. The Company also continues to explore various business combinations (see note 3 regarding acquisition of Theatrix, Inc.) and strategic relationships that may enhance the Company's ability to develop, publish and distribute its products.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The matters discussed above, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing, and ultimately to attain successful operations.

RESULTS OF OPERATIONS - QUARTERS ENDED JUNE 30, 1997 AND 1996

Net Loss. The net loss for the quarter ended June 30, 1997 was $1,286,822 compared to net income of $342,978 in the quarter ended June 30, 1996. The net income in the June 1996 quarter was due to the $897,260 gain recognized on the sale of the assets of the Company's Victoria studio. The operating loss for the June 1997 quarter was $1,289,990 compared to an operating loss of $477,910 in the quarter ended June 30, 1996. The increase in operating loss is due mostly to the significant decrease in sales from the June 1996 quarter to the June 1997 quarter in part as a result of the discontinuance of sales of entertainment titles. Revenues in the June 1996 quarter contain approximately $1.2 million in the sale of entertainment titles including the sale of rights to certain entertainment products totaling $580,000.

Sales. The Company continues to experience fierce competition making retail shelf space for its products scarce or unaffordable. In addition, competitive forces continue to put downward pressure on pricing throughout the industry. For the quarter ended June 30, 1997, total net sales decreased significantly to $687,089 from $1,920,369 for the quarter ended June 30, 1996. This decrease included a 33% reduction in gross retail channel sales to $400,000 in the June 1997 from $594,000 in the June 1996 quarter. Gross sales in the education channel remained relatively unchanged at approximately $378,000 in both the June 1997 and 1996 quarters while mail order revenues increased 29% to $35,600 from $28,500 in the same periods respectively.

Licensing revenue decreased 96% to $35,490 in the June 1997 quarter from $925,653 in the quarter ended June 30, 1996. Although the June 1996 quarter contains the sale of rights to certain entertainment products totaling $580,000, this decrease reflects a significant drop-off in the Company's international sales which included mostly the Company's entertainment product line. The Company has recently employed a full-time international sales manager to sell the Company's education products into overseas markets.

Gross Margins. Gross margins decreased to 53% of total sales in the quarter ended June 30, 1997 from 64% in the quarter ended June 30, 1996. This decrease is due to continued pricing competition in the marketplace, the sale of low margin close-out products and an increase in royalty expense primarily due to the Company's licensing and sale of products produced by Virgin Sound and Vision, Inc. In addition, the June 1996 quarter contained much higher licensing revenues which carry no cost of sale including the sale of rights to certain entertainment products totaling $580,000. Provisions for inventory obsolescence included in cost of sales were $50,000 and $100,000 for the quarters ended June 30, 1997 and 1996 respectively.

Research and Development Costs. Research and development costs decreased 21% to $365,139 in the quarter ended June 30, 1997 from $459,064 in the quarter ended June 30, 1996. This decrease is to due to approximately $250,000 in expenses related to the Company's Victoria, British Columbia studio included in the June 1996 quarter. Excluding these expenses, research and development expenditures would have increased 75% from 1996 to 1997 primarily as a result of increased headcount and payments to subcontractors.

Marketing and Sales Costs. Marketing and sales expenditures increased 14% to $719,683 in the quarter ended June 30, 1997 from $632,080 in the quarter ended June 30, 1996. This increase was due primarily to the Company's ability to fund advertising and promotional activities in 1997 as compared to the June 1996 quarter. Although customer service expenses decreased 36% from 1996 to 1997, they were offset by increased advertising and promotional efforts. The decrease in customer service expenses results mostly from a drop in contract labor expenses incurred by the Company in the June 1996 quarter to process customer returns of mostly entertainment products sold in calendar year 1995 and in the quarter ended March 31, 1996. As a percentage of sales, sales and marketing expenses were 105% in the quarter ended June 30, 1997 versus 33% in the same quarter last year. This percentage increase is primarily the result of substantially reduced sales from the quarter ended June 30, 1996 to the quarter ended June 30, 1997.

Administrative Costs. Administrative expenses increased 3% to $502,084 in the quarter ended June 30, 1997 from $488,631 in the quarter ended June 30, 1996. As a percentage of sales, administrative costs were 73% in the quarter ended June 30, 1997 versus 25% in the same quarter last year. This percentage increase is primarily the result of substantially reduced sales from the quarter ended June 30, 1996 to the quarter ended June 30, 1997.


ADDITIONAL RISK FACTORS

There are numerous additional risks associated with the Company's on-going operations, including without limitation the following:

Continued Losses; Liquidity. The Company had operating losses and net losses in each fiscal year since its inception. In the three years ended March 31, 1997, December 31, 1995, and December 31, 1994, the Company reported operating losses of $4.1 million, $18.7 million and $8.0 million, respectively, and net losses in each of these years of $3.7 million, $18.7 million and $7.4 million, respectively. The losses were primarily due to low sales volumes and with respect to fiscal year ended 1997 to expenses incurred by the Company in connection with steps taken by Sanctuary Woods to reorganize or consolidate its operations, including moving its jurisdiction of incorporation from British Columbia, Canada to Delaware, USA, effecting a one-for-twenty share consolidation, exchanging outstanding convertible debentures for equity and the cancellation of outstanding Performance Shares in consideration for Common Stock of the Company. Losses were also due to the write-off of certain significant assets as a result of the Company's lack of capital resources and its reassessment of the future salability of certain products. There is no assurance that the Company will become profitable in the near future or at all.

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

Relationship with Vendors. In the past the Company has experienced difficulty in paying its vendors. If the Company experiences such difficulty in the future, it may result in the loss of the availability of the services of such vendors, which could hamper the Company's ability to manufacture and ship products, and may ultimately result in the Company being sued for collection of such amounts as may be owed to such vendors. If the Company is unable to produce its products to fill orders, the Company's operating results and financial condition could be materially adversely affected. In the event that suits against the Company are filed by vendors, the Company may be required to incur unanticipated legal expenses.

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

Importance of International Sales. The development of products for foreign markets requires substantial time, effort and expense because of the large differences among countries' education requirements and cultures. The Company expects that international sales will represent a significant percentage of net sales. International sales may be adversely affected by the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in collecting payment, reduced protection for the Company's intellectual property rights and the burdens of complying with a wide variety of foreign laws. In addition, international sales may be adversely affected by the economic conditions in each country. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that such factors will not have a material adverse effect on the Company's ability to generate international revenue and, consequently, the Company's business, operating results and financial condition.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       None

Item 2.  Changes in Securities

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

Item 3.  Defaults Upon Senior Securities

       None

Item 4. Submission of Matters to a Vote of Security-Holders

      An Extraordinary General Meeting of the Company's Stockholders was held on April 15, 1997. The Company furnished its security holders proxy material which was filed with the Securities and Exchange Commission. During the meeting, the following matters were voted upon and passed on motion duly made and seconded on vote of the shareholders as indicated:

      1. To consider and, if deemed advisable, to pass a Special Resolution authorizing the Company to change its jurisdiction of incorporation from British Columbia, Canada to Delaware, USA by way of a domestication under Section 388 of the Delaware General Corporation
         Law:

                                                                    NOT
         FOR:         AGAINST:      WITHHELD:        ABSTAINED:    VOTED
         ----         --------      ---------        ----------    -----
       517,376         3,814           0               1,972      355,232


     2. To approve provisions of the Company's Delaware Certificate of Incorporation eliminating a director's liability for monetary damages:


                                                               NOT
         FOR:         AGAINST:      WITHHELD:     ABSTAINED:  VOTED
         ----         --------      ---------     ----------  -----
       841,749        33,061        0               2,960      623


      3. To approve provisions of the Company's Delaware Certificate of Incorporation providing for a supermajority vote to amend certain provisions of the Company's Delaware Certificate of Incorporation of
         Bylaws:


                                                                  NOT
         FOR:        AGAINST:      WITHHELD:     ABSTAINED:      VOTED
         ----        --------      ---------     ----------      -----
       403,655       116,220          0           2,727         355,790


      4. If the one-for-twenty share consolidation is not approved by the shareholders, to approve a special resolution to increase the number of authorized shares of Common Stock of the Company from 100,000,000 to 250,000,000:

                                                                      NOT
         FOR:         AGAINST:      WITHHELD:         ABSTAINED:      VOTED
         ----         --------      ---------         ----------      -----
       852,052        19,848           0               6,064          429


      5. To approve a one-for-twenty share consolidation of the Company's Common Stock and to increase the Company's authorized shares of Common Stock after the share consolidation to 50,000,000:

                                                                   NOT
         FOR:         AGAINST:      WITHHELD:     ABSTAINED:      VOTED
       854,544        20,235           0             2,746         867


      6. To approve, subject to the Domestication, the Company's 1996 Stock Option Plan, and reserve 400,000 shares of the Company's Common Stock for issuance thereunder (prior to giving effect to the one-for-twenty share consolidation):

                                                                    NOT
         FOR:         AGAINST:      WITHHELD:       ABSTAINED:      VOTED
         ----         --------      ---------       ----------      -----
       523,254        16,594           0               3,537       335,008


      7. To approve, subject to the Domestication, the adoption of Indemnification Agreements for the Company's director's, officers, employees, agents and fiduciaries:

                                                               NOT
     FOR:         AGAINST:      WITHHELD:     ABSTAINED:      VOTED
     ----         --------      ---------     ----------      -----
   860,778        11,713           0             5,901          0


Item 5.  Other Information

       None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits



EXHIBIT                           DESCRIPTION
NUMBER
2.1       Certificate of Domestication

          (Incorporated by reference to Exhibit 2.1to Registrant's Report on
            Form 8-B filed on May 2, 1997.
3.1       Certificate of Incorporation of Registrant

          (Incorporated by reference to Exhibit 3.1 to Registrant's Report on
            Form 8-B filed on May 2, 1997.
3.2       Amended and Restated Certificate of Incorporation

          (Incorporated by reference to Exhibit 3.2 to Registrant's Report on Form 8-B filed on May 2, 1997.

3.3        Bylaws of Registrant

          (Incorporated by reference to Exhibit 3.3 to Registrant's Report on Form 8-B filed on May 2, 1997.

4.1        Specimen Common Stock Certificate

          (Incorporated by reference to Exhibit 4.1 to Registrant's Report on Form 8-B filed on May 2, 1997.

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

10.13 Form of Warrant to Purchase Common Stock issued by the Company to the placement agent for the July 1995 private placement

          (Incorporated herein by reference to Exhibit 7.5 of Registrant's
            Report on Form 8-K dated February 14, 1995)

10.18 Amendment to Loan Agreement between Sanctuary Woods Multimedia, Inc. and a bank, dated April 2, 1996 and related warrant

          (Incorporated herein by reference to Exhibit 10.18 of Registrant's
            Report on Form 10-K/A-1 filed April 15, 1996)

10.20 Warrant granted in connection with Second Amendment to Loan Agreement between the Registrant and Imperial Bank

          (Incorporated herein by reference to Exhibit 10.20 of Registrant's
            Report on Form 10-Q filed June 19, 1996)

10.21     Agreement with Strategic Marketing Partners dated May 13, 1996

          (Incorporated herein by reference to Exhibit 10.21 of Registrant's
            Report on Form 10-Q filed June 19, 1996)

10.23 Amendment 1 to License Agreement between Ripley Entertainment and the Registrant (effective August 1, 1996)

          (Incorporated herein by reference to Exhibit 10.23 of Registrant's
            Report on Form 10-Q filed August 14, 1996)


10.25 Form of Indemnification Agreement Executed by Registrant and its officers and directors

          (Incorporated by reference to Exhibit 3.3 to Registrant's Report on Form 8-B filed on May 2, 1997.)

10.26 Agreement and Plan of Reorganization between Registrant and Teacher Acquisition Corporation and Theatrix Interactive, Incorporated dated June 4, 1996

          (Incorporated herein by reference to Exhibit 10.26 of Registrant's
            Report on Form 10-K filed June 30, 1997)

10.27 Republishing and Distribution Agreement between Registrant and Virgin Sound and Vision, Inc. dated June 12, 1997 (PORTIONS OMITTED - CONFIDENTIAL TREATMENT GRANTED)

          Incorporated herein by reference to Exhibit 10.27 of Registrant's
            Report on Form 10-K filed June 30, 1997)

10.28 Form of Warrant to Purchase Common Stock issued by the Company to the holders of Series A Preferred Stock

          Incorporated herein by reference to Exhibit 10.28 of Registrant's
            Report on Form 10-K filed June 30, 1997)

10.28A    Form of Warrant to Purchase Common Stock issued by the Company to the holders of Series A Preferred Stock

          Incorporated herein by reference to Exhibit 10.28A of Registrant's
            Report on Form 10-K filed June 30, 1997)

10.29 Form of Warrant to Purchase Common Stock issued by the Company to certain individuals and employees pursuant to the cancellation of their performance shares.

          Incorporated herein by reference to Exhibit 10.29 of Registrant's
            Report on Form 10-K filed June 30, 1997)

11         Computation of Net Income (Loss) Per Common Share

27         Financial Data Schedule



          (b) Reports on Form 8-K:

          The Company filed the following reports on Form 8-K since it filed its report on Form 10-K:

               August 6, 1997 (Item 5 - Other)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SANCTUARY WOODS MULTIMEDIA CORPORATION




                                   By:    /s/ MARYLYN ROSENBLUM
                                      -----------------------------------------
                                          Marylyn Rosenblum, Acting President
                                          and Chief Executive Officer



                                   By:    /s/ JACOB STEIN
                                      -----------------------------------------
                                         Jacob Stein
                                          Controller
                                          Principal Financial and
                                          Accounting Officer

Dated:  August 12, 1997

                                  EXHIBIT LIST

NO.             DESCRIPTION

11              Computation of Net Income (Loss) Per
                Common Share

27              Financial Data Schedule