Form 10-K
period 1998-03-31
SANCTUARY WOODS MULTIMEDIA CORP
filed 1998-10-06
CIK 900748

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         /X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 FOR THE FISCAL YEAR           COMMISSION FILE
                 ENDED MARCH 31, 1998          NUMBER 0-21510

                     SANCTUARY WOODS MULTIMEDIA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                       75-2444109
 (State of incorporation)                (I.R.S. Employer Identification Number)

                           1250 45TH STREET, SUITE 350
                        EMERYVILLE, CALIFORNIA 94608-2924
                                 (510) 594-3200
              (Address of principal executive offices and zip code)

         Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                      ---   ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         Registrant's revenues for its most recent fiscal year: $2,010,000.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, was $208,662 as of September 21, 1998.

         The number of shares outstanding of each of issuer's classes of common equity, as of September 21, 1998, was 5,193,303 shares of Common Stock, $0.001 par value.

         Documents Incorporated by Reference: None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         THIS FORM 10-K OF SANCTUARY WOODS MULTIMEDIA CORPORATION ("SANCTUARY WOODS" OR THE "COMPANY") CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. STATEMENTS INDICATING THAT THE COMPANY "BELIEVES," "EXPECTS," "ANTICIPATES" OR "ESTIMATES" ARE FORWARD-LOOKING AS ARE ALL OTHER STATEMENTS REGARDING FUTURE FINANCIAL RESULTS, MARKET CONDITIONS, PRODUCT OFFERINGS OR OTHER EVENTS THAT HAVE NOT YET OCCURRED. THERE ARE MANY IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY AND/OR ADVERSELY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-K. SUCH FACTORS INCLUDE BUT ARE NOT LIMITED TO, THE RATE OF GROWTH OF THE CONSUMER MARKET FOR EDUCATIONAL SOFTWARE, MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS OR THOSE OF ITS COMPETITORS, THE TIMING OF NEW PRODUCT INTRODUCTIONS, EXPENSES RELATING TO THE DEVELOPMENT AND PROMOTION OF NEW PRODUCT INTRODUCTIONS, CHANGES IN PRICING POLICIES BY THE COMPANY OR ITS COMPETITORS, PROJECTED AND ACTUAL CHANGES IN PLATFORMS AND TECHNOLOGIES, TIMELY AND SUCCESSFUL ADAPTATION TO SUCH PLATFORMS OR TECHNOLOGIES, THE ACCURACY OF FORECASTS OF CONSUMER DEMAND, PRODUCT RETURNS, MARKET SEASONALITY, THE TIMING OF ORDERS FROM MAJOR CUSTOMERS AND ORDER CANCELLATIONS, CHANGES OR DISRUPTIONS IN THE CONSUMER SOFTWARE DISTRIBUTION CHANNELS, LIMITATIONS ON THE ABILITY OF THE COMPANY TO ACHIEVE PROFITABILITY OR OBTAIN FINANCING SUFFICIENT TO ALLOW THE COMPANY TO REMAIN IN BUSINESS, AS WELL AS THOSE FACTORS LISTED UNDER RISK FACTORS ELSEWHERE HEREIN. ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT DUE TO SUCH RISKS AND UNCERTAINTIES. OTHER FACTORS, UNCERTAINTIES AND ASSUMPTIONS NOT SPECIFICALLY IDENTIFIED OR DISCLOSED BY THE COMPANY WERE ALSO INVOLVED IN THE DERIVATION OF THESE FORWARD LOOKING STATEMENTS AND THE FAILURE OF SUCH OTHER ASSUMPTIONS TO BE REALIZED MAY ALSO CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS OR CHANGES IN FACTORS OR ASSUMPTIONS AFFECTING SUCH FORWARD-LOOKING STATEMENTS.

INTRODUCTION

         During the last few years the Company has been through a period of dramatic restructuring and repositioning. The Company has had operating losses and net losses in each of its last five fiscal years and has suffered operating losses in each of its last nine quarters. In the three years ended March 31, 1998, March 31, 1997 and December 31, 1995, the Company reported operating losses of $15.8 million, $4.1 million and $18.7 million, respectively, and net losses in each of these years of $16.6 million, $3.7 million and $18.7 million, respectively. There can be no assurances that the Company will cease to incur losses in the foreseeable future, if ever. Continued losses have and will continue to result in liquidity and cash flow problems which have and will inhibit the Company's ability to develop new products. The Company funded its working capital requirements and capital expenditures during fiscal 1998 through the issuance of senior secured convertible promissory notes to a significant stockholder. Further sustained losses will necessitate the infusion of additional capital. The Company may seek to raise additional capital through future additional financings that if raised through the issuance of equity securities, will reduce the percentage ownership of the stockholders of the Company. Existing stockholders may experience additional dilution, and securities issued in conjunction with new financings may have rights, preferences and privileges senior to those of holders of the Company's Common Stock. There can be no assurance, however, that additional financing will be available when needed, if at all, or on favorable terms. The failure to obtain additional financing would have a material adverse affect on the Company and may force the Company to seek protection of a bankruptcy court. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The primary business of the Company is to develop, publish and market interactive multimedia educational software content (programs) on CD-ROM for the K-12 school and home consumer markets. The Company's products integrate digital graphics, text, sound, animation and video and take advantage of the major advances in PC technology. The Company's products are primarily developed for the personal computer with sound capabilities and a CD-ROM drive. The Company believes that, as more powerful personal computers become less costly and more widely available to consumers and classrooms, demand for multimedia CD-ROM products and content will grow.

         More importantly, the Company is making the transition to delivering innovative and educationally sound content over the Internet for children, parents and teachers. The Company is providing a "kid safe" environment online for children's activities. These environments focus on communication, creativity and developing specific skill sets. For example, leveraging its long term relationship with the National Football League, the Company has developed the NFL's successful Internet site for kids, "Play Football!" which achieves millions of page views per month and targets the demographic of 8 to 14 year old boys engaged in football activities. As a result, the Company is positioning itself to take advantage of the growth in the teenage population going online over the next five years by providing content and activities that are conducive to this growing demographic.

         The Internet provides another key platform for distribution of its products. Accordingly, the Company has begun to develop specific content for the Internet leveraging its considerable skill set in developing award winning nonviolent, fun and educational media content. In addition, the Company is partnering with online distributors to provide the foundation for broad based online distribution to over 900 outlets for the Company's existing CD-ROM product line. The Company is also exploring other technologies to enable it to sell its products directly through download and encryption technologies as the bandwidth capabilities expand making the process more commercially viable. The Company furthermore believes that broadband platforms will become increasingly attractive to the marketplace. Broadband, which can generally be described as a digital communications medium that allows for high bandwidth throughput, may take form in a number of delivery systems including cable, fiber optics, and satellite. In anticipation of this, the Company has formed and continues to form alliances with partners involved in developing and distributing content appropriate for broadband systems.

         The Company's products are available for Macintosh, Windows and Windows 95 platforms and all major Internet browsers.

CD-ROM PRODUCTS

         The Company's CD-ROM products are organized into three families: sports learning, animated learning and early learning. Sports learning uses sports themes to help kids develop their reading and math skills. These products are sold under the Company's "Head Coach" brand name use professional team logos, statistics, and player likenesses through licenses obtained from NFL Properties, NFL Players and Major League Baseball. In the future, the Company intends to offer additional products under the Head Coach brand through other sports franchise affiliations.

         The products acquired in the merger with Theatrix Interactive comprise the Company's animated learning line. This line is lead by award winning titles, including the "Hollywood" series and the "Head" series, among many other titles that have been developed with leading educators in specific curriculum areas.

         Finally, the Company's early learning line of products use animation and a curriculum-based approach to help develop important learning skills.

         The Sanctuary Woods brand of products also contains some of the Company's older titles including those purchased from Magic Quest in 1994.

SPORTS LEARNING PRODUCTS

         NFL MATH. This product allows kids ages 8 to 12 to guide their favorite NFL-TM- team down the field by answering math questions that cover 24 different math skills including basic computation, fractions and decimals, charts and word problems. It features 3D photo-realistic animation, real teams, real players, statistics, and workshops.

         NFL-TM- READING. This product allows kids ages 8 to 12 to practice reading comprehension, spelling and vocabulary skills by teaming up with the pros. Kid's read more than 1,800 articles packed with interesting facts about NFL teams and players. With multi-player, multi-level capabilities, kids of different ages can compete against one another on a level playing field.

         MAJOR LEAGUE-TM- MATH. This product allows kids ages 8 to 12 to guide their favorite Major League Baseball-TM- team around the bases by answering math questions that cover 22 different math skills such as basic computation, percentages, prime numbers, geometric shapes and structures, powers and square roots, volume and area. It features 3D photo-realistic animation, real teams, statistics, and workshops.

         MAJOR LEAGUE-TM- READING. Kids can read more than 1,500 articles packed with interesting facts about Major League teams and players and field 2,500 reading, spelling and vocabulary questions. With multi-player, multi-level capabilities, kids of different ages can compete against one another on a level playing field with 3D photo-realistic animation.

ANIMATED LEARNING PRODUCTS

         HOLLYWOOD. Using innovative text-to-speech synthesis technology, children ages 9 and up write movies using a cast of characters, backgrounds, actions, and sound effects contained in the program. The characters literally speak the written script out loud as they follow the stage directions that the young writers give them. Kids can stretch their imaginations to the limit as they practice creative writing, organizational, and cooperative learning skills.

         HOLLYWOOD HIGH. In the second program in the series, children have access to all of the information from Hollywood in addition to a new set of characters, settings, sound effects, and actions. Advanced features include the ability to "teach" characters how to say complex or foreign words using a custom pronunciation dictionary, as well as the capability to switch between several scenes within a single show.

         MATH HEADS. This fast-paced math games challenges children ages 10 to 14 to sharpen their mathematical estimation skills. Kids navigate using a remote control; each channel contains a different game show with wacky characters acting as hosts. Skills covered include decimals, percentages, mental calculation, estimation, rounding, number patterns, geometry, multiplication, and division.

         WORD HEADS. This program uses the same type of highly interactive game-show setting to teach children the ins and outs of the English language. Kids ages 10 to 14 build their own Heads characters and surf the channels on Heads TV to practice idioms, metaphors, parts of speech, roots, creative writing, and effective word choice skills.

         STRATEGY HEADS. Designed to improve strategic and analytical thinking skills for 10 to 14 year olds, this program is filled with thousands of brainteasers, puzzles, and mazes. Different channels provide different challenges. Innovative problems involve geometric transformations, spatial relationships, deductive reasoning, strategy planning and implementation, logical analysis, and navigation.

         BIG SCIENCE COMICS. This program is a more advanced science adventure for 8 to 12 year-olds. It teaches important scientific principles such as density, work, force, elasticity, projectile motion, and mass, using common household items. Kids keep notes as they solve the various puzzles, thus becoming familiar with the Scientific Method.

         JUILLIARD-TM- MUSIC ADVENTURE. Juilliard developed the content for this program for children ages 9 and up. Non-traditional musical notation is combined with a musical encyclopedia to help children solve a variety of puzzles in an animated medieval castle setting. Three levels allow kids to practice the concepts with the puzzles and engage in free musical composition. Juilliard Music Adventure is one of a few music theory programs that do not require the use of a MIDI Keyboard.

EARLY LEARNING PRODUCTS

         FRANKLIN LEARNS MATH. This pre-school program for kids ages 4 to 7 combines education and entertainment with the popular book character "Franklin" developed by Kids Can Press Ltd. The program uses endearing characters and animation, and a curriculum-based approach to teach important learning skills, including pattern and number recognition, telling time, counting, addition, and subtraction.

         FRANKLIN'S ACTIVITY CENTER. This fun-filled program for kids ages 4 to 9 finds Franklin the Turtle in his room on a rainy day. There are 11 fun things to do including jigsaw puzzles, matching games, card playing, and coloring. There are even costumes in which to dress Franklin and greeting cards to create and print out.

         FRANKLIN'S READING WORLD. This pre-reading program for kids ages 4 to 7, combines education and entertainment. This program uses endearing characters, animation and a curriculum-based approach to teach important language skills including reading comprehension, vocabulary and spelling. Words are always spoken aloud and shown on the screen simultaneously, so children not only hear but see words and their parts.

         BUILD-A-BOOK WITH ROBERTO. Developed in connection with C-TREC (the Children's Television Resource and Education Center), this ground-breaking program for children ages 3 to 7 focuses on social development issues. Children create an interactive storybook about Roberto the Hippo trying to join in a game with his friends. Other activities include an offline coloring book, emotion masks and puppets, dance-alongs and sing-alongs, and a sizable Parent Module that covers the different approaches to social learning.

BACK LIST CD-ROM PRODUCTS

         The Company also continues to sell many of its older award winning titles. These titles are no longer sold into the consumer retail channel, but are distributed as teacher's editions and "site-licenses" to schools and teachers throughout the United States and Canada. These titles include SITTING ON THE FARM, THE CAT CAME BACK, ADDISON-WESLEY'S REAL WORLD MATH, BIT BOT'S MATH VOYAGE and HOW DO YOU SPELL ADVENTURE.

         SNOOTZ MATH TREK. Children ages 7 to 10 join the Snootz from outer space on a math discovery adventure. Activities are designed to teach important concepts basic to math, such as navigation, order of operations, patterns, data collection, process of elimination, and other similar concepts. The program includes suggestions for a large number of offline activities that build on topics covered in the program.

         BUMPTZ SCIENCE CARNIVAL. Children ages 6 to 10 explore the world of science as they navigate the Great Galaxies amusement park to help the Bumptz family repair their spaceship. Creative tools including the Bubblearium, Magnet-O-Whirl, and Photon-O-Tron, contain hundreds of puzzles that address buoyancy, light properties, and magnetic forces.

         MATH ACE GRAND PRIX. Eight levels of game play allow kids ages 8 to 16 practice math concepts essential to their grade level. Topics covered range from basic addition and subtraction up through basic calculus. Arcade-style graphics provide set the stage for over 8,000 mathematical word and number problems. A tutorial section provides extra information when kids are learning new concepts.

         WORD CITY GRAND PRIX. This program covers 7 essential language arts skills, from alphabetization to parts of speech and allows kids, ages 7 to 14, to enter and practice their own spelling words or create a custom dictionary. With fast-paced arcade-style games and 3D-style graphics, learning becomes fun, especially when kids get to drive in a Grand Prix race.

PRODUCT DEVELOPMENT

         The Company has an internal product development team of producers, artists, programmers and engineers. Depending on the complexity of the CD-ROM software program and the particular platform, the development time per software program is typically 4 to 9 months.The development of Website enabling technologies require approximately 4 to 6 months with a testing cycle. The actual development of Websites requires a much shorter timeline given the existence of core enabling game engines and other related Web technologies.

         During fiscal 1998, fiscal 1997 and fiscal 1996, respectively, the Company spent $1,270,000, excluding the immediate charge for in-process R&D from the Theatrix merger of $2,036,000,$1,395,000 and $4,496,000, respectively, on product development.

         The Company's strategy is to develop curriculum-based educational software using professional sports themes and popular cartoon characters. The Company licenses the use of names, logos and other property of professional sports teams, including football and baseball, from the NFL, Major League Baseball and other sports associations. The Company also licenses the use of popular cartoon characters, such as Franklin the Turtle, or develops them jointly with others. The Company has an arrangement with the Juilliard Conservatory to develop and publish products that teach children how to play and understand music. In addition, the Company has an arrangement with the C-TREC, The Children's Television Resource and Education Center to develop early learning products based on cartoon characters of C-TREC; the first of which is "Build a Book by Roberto" a socialization tool for young children.

         The Company's license agreements require it to pay advances and royalties to the licensor. Royalty obligations for products licensed under these agreements are primarily based on (i) a percentage of the Company's net revenues for the product, (ii) a fixed amount per unit of sales, or (iii) a percentage of net revenue less the licensor's contribution to the finished product. The Company is required to pay royalties within certain time periods and comply with various other requirements in its license agreements.

         The Company is currently in default under many of these license agreements for the failure to pay royalties required. Kids Can Press LTD. has terminated the license agreement relating to Franklin the Turtle due to the Company's failure to pay royalties due under that license agreement. As a result of the termination of the Kids Can Press LTD license agreement the Company will lose the right to distribute its Franklin the Turtle products as of December 31, 1998. Although the Company intends to try to renew this license, there can be no assurance that the Company will have the funds necessary to continue to license Franklin and the Company could be prohibited from distributing Franklin the Turtle-related products in the future. Moreover, the Company's failure to pay royalties in connection with its other license agreements could result in the termination of such license agreements, and potentially the loss of the right to distribute certain of the Company's products. Termination of such license agreements would materially adversely affect the Company's ability to sell certain of its products, which would materially adversely affect the Company's financial results.

DISTRIBUTION AND MARKETING

         The Company sells its products through educational dealers and distributors. In addition, the Company also sells its products directly to schools and consumers using its own in-house sales force. International sales are derived from licensing agreements with foreign distributors.

         The Company targets its efforts in the following channels:

          (i) EDUCATION. The Company sells its products directly to schools and teachers and indirectly through educational product dealers.

          (ii) INTERNATIONAL. The Company has both exclusive and non-exclusive republishing and distribution relationships in foreign territories.

          (iii) OEM. The Company has relationships with original equipment manufacturers and software bundlers who bundle the Company's products with their own hardware or third party software or other products.

          (iv) DIRECT. The Company has developed and continues to develop its own direct mail-order distribution system. Product sales are made direct to the consumer via catalog, targeted mailings, telephone, fax, and through the Internet.

          (v) INTERNET. The Company has developed an infrastructure to sell existing CD-ROM products through a commerce enabled capability and strategic alliance with an Internet distributor direct to over 900 online stores.

         The Company continued to sell products through this fiscal year into the consumer retail channel, curtailing such activities toward the end of the 1997 calendar year because of the cost and, moreover, the increased risk of doing business in this channel. The Company continues to sell a limited amount of product into the consumer retail channel. However, the Company attempts to monitor and manage the volume of its sales to distributors and retailers in order to avoid their overstocking of the Company's products and to limit product returns and other concessions to distributors.

         The rate of product returns or price protection could increase if general mass merchant retailers become an increasing percentage of the Company's business or other changes occur in the Company's distribution channels. Recent trends in the distribution of software to mass merchandisers may put pressure on the Company's margins and adversely affect the Company's financial results. In addition, the Company is still negotiating with several major consumer retail distributors regarding the return of the Company's products from the consumer retail channel. Subsequently, going forward, the Company has decided to focus its efforts on sales directly to educational dealers and distributors with tighter controls on return policies. Industry standards in the education channel allow for moderation in this area. Because of the changes in return policies for the majority of the educational dealers and distributors, the Company has reduced its reserves for returns. The Company is investigating partnerships for retail sales with the larger players in the marketplace that can afford the aggressive return policies and standards. Such a partnership will result in a smaller percentage of sales revenue reserved for returns with a significant reduction in risk.

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

         The Company generates brand awareness and demand for its products through public relations activities, advertising, product reviews, in-store promotions and national and local trade shows. In addition, the Company devotes resources and attention to the packaging of its products, which it considers a major marketing tool. The Company also employs certain full-time technical and customer support personnel to assist customers in the use of the Company's products. The Company has substantially cut-back on all of these efforts recently due to its cash shortfall.

COMPETITION IN THE EDUCATIONAL SOFTWARE MARKET

         The educational software industry is competitive. Among many key factors affecting the competitiveness of educational software are product design and content, ease of operation, brand name recognition, access to distribution channels and retail shelf space, quality and reliability, price and quality of support service. The Company competes against a large number of other companies of varying sizes and resources including, Cendant, Inc., The Learning Company, Inc., the Disney Co., and Headbone, Interactive. In the last several years there has been a significant consolidation of software publishers. While the Company believes that its products compete favorably in terms of design and content, ease of operation, and quality, many of the Company's competitors have substantially greater financial, technical and marketing resources than the Company. These companies may also have greater access to established distribution channels and a larger development budget. The Company lowered its price levels in 1997 to compete more effectively in a marketplace where prices have reduced rapidly over the past year. While the Company has made an effort to improve its competitive position, there can be no assurance that it will be successful in this regard. The Company may take further price reductions in the future, as may be warranted by market conditions, product life cycle and sales levels.

MANUFACTURING

         The Company contracts with third party vendors for mass production, packaging and order fulfillment services of its CD-ROM products.

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

PROPRIETARY RIGHTS

         The Company regards software that it develops or licenses as proprietary and relies on a combination of trade secret, trademark and copyright laws, license agreements and confidentiality agreements to protect its rights in its products. The Company has one patent application for the scripting language embedded within the "Hollywood" series. While the Company has developed core enabling technologies and engines to build much of their existing product line, including an intelligent 3-D language and scripting engine for development of new and innovative children's products, much of the technology the Company currently uses to develop products and websites is not proprietary. There can be no assurance that the Company's competitors will not independently utilize commercially available technologies to develop products that are substantially equivalent or superior to the Company's.

         The Company has registered the trademarks "Sanctuary Woods," "Theatrix," "Theatrix Interactive," and the stylized "Theatrix" logo in the United States for the promotion of goods and services, computer programming, and the designing of computer programs. The Company has registered trademarks of several of its front line titles and applications, including HOLLYWOOD HIGH, BIG SCIENCE COMICS, MATH HEADS, and BUILD-A-BOOK WITH ROBERTO for use in the United States for the promotion of goods and services, online activities, and for educational purposes.

         Applications are on file with the U.S. Patent and Trademark Office for the "Head Coach" brand and the "Get A Head" brand, as the Company uses and intends to continue to use these titles for promotional purposes. Furthermore, the Company is in the process of registering trademarks that are currently in use for specific valuable characters and applications from JUILLIARD MUSIC ADVENTURE and BUMPTZ SCIENCE CARNIVAL. The other program titles that the Company has produced are allowed, and the Company intends to register the marks once they are in used in connection with specific commercial goods and services.

         The Company owns registered trademarks for several of its titles and is in the process of readying allowed marks of other titles and applications for registration in the United States. However, existing trademark laws afford only limited protection, and the laws of certain countries in which the Company's products are or may be distributed do not protect applicable intellectual property rights to the same extent as the laws of the United States or Canada.

         The Company believes that its products do not infringe on the proprietary rights of any third party. However, as the number of software products increases and their functionality overlaps, software developers may become subject to infringement claims. In addition, the Company's products in certain cases make use of the likenesses of individuals, which are licensed where believed necessary by the Company. There can be no assurance that third parties will not assert infringement claims against the Company with respect to current or future products. In the event an infringement claim is asserted, the Company may be faced with costly litigation which it cannot currently afford to defend or it may enter into license arrangements with the party alleging infringement. There can be no assurance that any such licenses will be available to the Company on commercially reasonable terms.

EMPLOYEES

         As of September 21, 1998, the Company had 16 full-time employees, one part-time employee and 2 independent contractors.

         The Company's future success depends in large part on the continued service of its key technical and senior management personnel and on its ability to attract, motivate and retain highly qualified employees. Competition for such employees is intense, and the loss of key personnel could have a material adverse effect upon the Company's current operations and on new product development efforts. None of the Company's employees are represented by a collective bargaining agreement nor has the Company experienced a work stoppage.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company leases approximately 7,863 square feet of office space in Emeryville, California where the Company maintains its principal executive offices. The Emeryville facility is subject to a lease that expires December 16, 1999. The Company believes that its facilities provide suitable and adequate production capacity.

ITEM 3. LEGAL PROCEEDINGS

         In September 1997, after the acquisition of Theatrix Interactive, the Company engaged counsel to develop a program to restructure the Company's debt and develop a program of voluntary liquidation of debt.

         At the same time, a significant stockholder (the "Stockholder") of the Company provided interim financing in the form of a promissory convertible debt instrument to facilitate in the restructuring of the Company going forward and allow it to continue operations. A debt reconciliation program was devised and a creditor's meeting held on November 4, 1997 to inform the creditors' of the Company's financial status and intent to settle outstanding liabilities.

         Because of the interim financing supplied, the Stockholder secured a senior position for the assets of the Company and the program was developed to protect not only the Stockholder's senior position but also that of another first priority lien holder, Silicon Valley Bank ("SVB"). The Company is obligated to SVB for its secured revolving line of credit. SVB asserts that it is due approximately $392,000 under the line of credit, and the last partial payment made to SVB by the Company was in January 1998.

         In December 1997, approximately 61 of the Company's trade creditors with claims for an aggregate of $491,000 entered into a settlement with the Company pursuant to which the Company agreed to pay $0.15 for every dollar it owed to the trade creditors in full and complete satisfaction of the Company's obligations to them. This resulted in a net gain for forgiveness of debt of $356,000 in fiscal 1998. Subject to available capital, the Company expects to continue its program of debt restructuring and voluntary liquidation of debt for many of the current liabilities which were outstanding at March 31, 1998 in the aggregate of $5,074,000.

         The Company was only able to reconcile a portion of the debt under this program and as a result, is a party to various claims, threatened litigation and judgements, as outlined below. It is possible that any of these claims could cause the Company to become insolvent and seek bankruptcy protection. However, for the most part, counsel and the Company have been able to continue to work with the majority of the creditors as the Company continues to rebuild its operations.

PENDING LITIGATION.

         The Company is a party to a legal claim for alleged failure to pay invoices of Bowne of Los Angeles, Inc. Bowne filed a complaint in the Alameda County Court on February 18, 1998 seeking approximately $75,000 from the Company in this matter. A trial for this suit has been set for December 1998.

         The Company is a party to a legal claim for distribution, inventory in the channel and marketing expenses brought by Navarre Corporation in the State of Minnesota, County of Hennepin. Navarre is seeking damages in excess of $450,000. The Company and Navarre reached a settlement and release agreement that required the Company to pay the sum of $37,500 by August 15, 1998, which it failed to do because of lack of funds. The Company believes that Navarre is likely to go back to Minnesota Court to seek a judgement of up to $460,000.

THREATENED LITIGATION AND/OR ADVERSE judgementS.

         Threatened litigation and/or judgements against the Company fall broadly into the following categories. All of the below described judgement amounts have been accrued for in the Company's financial statements as of March 31, 1998.

         DISTRIBUTORS. Certain companies have been involved in the distribution of the Company's products into the retail consumer channel. Because of economic challenges, the Company no longer distributes into this channel and the distributors listed below may bring claims against the Company for outstanding inventory, marketing and promotional funds resulting from these activities in prior years:

                  The Company was a party to a legal claim for an amount owed to a software distributor. The plaintiff obtained a judgement against the Company in July 1998 for a total of $59,200.33 in principal, interest and fees plus 10% interest per annum. Discussions are ongoing for settlement by counsel.

                  The Company has received notice of an action filed against it in June 1998 regarding distribution of the Company's products. The plaintiff is seeking approximately $56,648.23 plus 10% interest per annum, and obtained a default judgement in September 1998, but no damages were specified or awarded at that timed

                  The Company was a party to a legal claim for trade debt associated with the distribution of the Company's products. The plaintiff in the matter obtained a judgement in April 1998 for the amount of $51,833.94.

         EQUIPMENT LEASING COMPANIES. The Company had several major equipment leases. Legal action has been taken by one company as follows:

                  The Company was a party to a legal claim of an alleged breach of an equipment lease. The lessor of the equipment obtained a judgement against the Company for approximately $26,294.19 in February 1998.

         SERVICE PROVIDERS. A variety of service providers that did not receive settlement by the Company in December 1997 have taken action as follows:

                  The Company was a party to a legal claim for breach of contract with an employment placement agency. The plaintiff obtained a judgement against the Company for approximately $25,540 plus interest and attorneys' fees. The plaintiff has attempted to collect payment by levying on certain of the Company's bank accounts. Most, if not all, of the judgement remains outstanding.

                  The Company was a party to a legal claim for services provided. The plaintiff in the matter obtained judgement for $74,469.66 plus interest 1997. The plaintiff has tried to levy various assets of the Company without success.

                  The Company was a party to a legal claim based on an alleged breach of a consulting agreement in 1997. The plaintiff in the matter obtained a default judgement in this matter for approximately $6,935 plus interest of $1.89 per annum and subsequently levied against certain bank accounts of the Company in 1998. It is believed that a substantial portion of the default judgement may have been satisfied through such levies.

         PERSONNEL. The Company has a personnel dispute with the prior CEO and CFO of Theatrix Interactive, Incorporated.

         The Company has been a party to a legal claim for severance payment and vacation accrued. The plaintiffs have obtained judgements for a total of $138,469.62 in January 1998. It is believed that attempts to levy the Company's assets have been unsuccessful to date.

         In addition, there are a number of matters in which litigation has been threatened against the Company. The matters involve approximately 47 parties for claims ranging from $258.84 to $600,000 and have been accrued for in the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth fiscal quarter of the fiscal year ended March 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock was traded in the United States on the Nasdaq National Market system until July 2, 1996 when it was delisted for failing to maintain the minimum criteria for inclusion on such exchange. Since that date, the Company's Common Stock has traded over-the-counter under the symbol "SWMC." The following information was obtained in part from Nasdaq and in part from Stocksite and reflects inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

                         OTC ELECTRONIC BULLETIN BOARD

                                                                QUARTER ENDED
                                      ---------------- ---------------- ---------------- -------------
                                      June 30          September 30     December 31      March 31
                                      ---------------- ---------------- ---------------- -------------
FISCAL YEAR ENDED MARCH 31, 1998

High                                  3.12500          2.12500          0.37500          0.32000
Low                                   0.03125          0.18750          0.03125          0.0400

FISCAL YEAR ENDED MARCH 31,1997

High                                  1.56250          0.68000          0.55000          0.25000
Low                                   0.56250          .12500           0.14000          0.03125


DIVIDEND POLICY


         The Company has not paid cash dividends and has no present plans to do so. The Company has a negative covenant prohibiting dividends under the terms of one of the Company's current loan agreements. There were approximately 444 shareholders of record on September 21, 1998, excluding stockholders whose stock is held in nominee or street name by brokers.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6. SELECTED FINANCIAL DATA

                                                            Transition
                                                              Period
                           Year Ended       Year Ended         Ended         Year Ended      Year Ended       Year Ended
                           3/31/98(3)         3/31/97          3/31/96       12/31/95(1)    12/31/94(2)         12/31/93
Revenues, net               $2,010,000      $4,749,000         $937,000     $10,981,000      $ 6,261,000      $1,425,000
Cost of sales                1,487,000       1,513,000          924,000      12,576,000        3,057,000         994,000
Gross margin
(deficit)                      523,000       3,236,000           13,000      (1,595,000)       3,204,000         431,000
Operating loss             (15,765,000)     (4,071,000)      (4,445,000)    (18,685,000)      (8,028,000)     (4,436,000)
Net loss                   (16,579,000)     (3,677,000)      (4,514,000)    (18,698,000)      (7,404,000)     (4,222,000)
Basic and diluted
loss per share                   (4.15)          (3.30)           (4.97)         (22.16)          (10.58)          (9.15)
Number of shares
used in computation          3,995,471       1,113,145          907,904         843,687          699,684         461,571
Working capital
(deficit)                  $(4,604,000)      $(966,000)     $(6,299,000)    $(2,315,000)     $ 6,364,000        $649,000
Total Assets                   691,000       2,286,000        4,594,000       6,599,000       12,849,000       4,239,000
Current liabilities          5,074,000       2,532,000        8,914,000       6,355,000        2,096,000         670,000
Long-term obligations          869,000       5,302,000          548,000         601,000          770,000         970,000
Shareholders' equity
(deficit)                   (5,252,000)     (5,548,000)      (4,868,000)       (357,000)       9,984,000       2,599,000

(1) See "Management Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of significant and material 1995 charges.

(2) Reflects acquisition of Magic Quest, Inc., effective June 30, 1994, and resultant write-off of $1,035,000 of purchased in-process research and development.

(3) Reflects acquisition of Theatrix, effective August 12, 1997, and resultant write-off of $2,036,000 of purchased in-process research and development.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is engaged in the development, publication and sale of interactive multimedia educational software products for the home and education markets.

         The Company sells its products in North America through educational dealers and distributors as well as directly to schools. In addition, the Company distributes products on a limited basis in the consumer retail channel. International product sales occur through license agreements with foreign distributors and re-publishers.

         During the last few years the Company has been through a period of dramatic restructuring and repositioning. In fiscal 1997, management discontinued the development of home entertainment products and narrowed the Company's focus to the development of children's educational software products and of youth oriented Web sites for the NFL and Major League Baseball on a contract basis.

         In fiscal 1996 and 1997, the Company took various steps to restructure its operations, including changing the Company's year-end from December 31 to March 31. Personnel changes included the installation of new senior management and a substantial reduction of headcount from 148 employees as of December 31, 1995 to 32 employees at March 31, 1997. Operational changes included the closing of the Publisher Services division, the sale of the majority of the fixed assets of the Entertainment division, and elimination of the Company's outstanding debt at that time, and the cancellation of the performance shares in March 1997 (see note 17 to the financial statements).

         During fiscal 1998, the Company changed its jurisdiction of incorporation from British Columbia, Canada to Delaware, U.S.A., effected a one-for-twenty share consolidation of its outstanding Common Stock, exchanged $5,302,000 in outstanding convertible debentures for Series A Preferred Stock and warrants and raised $2,157,000 in a rights offering.

         In August 1997, in an attempt to increase market share for its products, the Company acquired Theatrix Interactive, Inc., in exchange for 3,089,203 shares of its Common Stock. The aggregate purchase price of Theatrix was $9,271,000. This included recognition of goodwill of $8,142,000 and in-process research and development of $2,036,000 as well as the assets and liabilities of Theatrix, net of the transaction costs for the merger. The in-process research and development expenses were charged to income immediately in accordance with generally accepted accounting principles.

         In addition, the reliance on the retail distribution channel by both companies resulted in major financial problems for the newly-formed entity. Many of the Company's large distributors and consumer-channel retailers of both the Company's and Theatrix' products returned excess inventory for credit. However, in order to gain shelf space in the popular consumer retail channels the Company had to continue to issue promotional credits based on the original orders placed by its distributors, and some customer balances remain outstanding.

         By September 1997, the Company was under extreme financial and operational constraints. Extensive employee changes and the complicated merger of Sanctuary Woods' and Theatrix operating systems, as well as limited capital resources, prohibited the Company from paying its debts and operating expenses. During this period, Michelle Kraus, a software industry expert, became the Company's Chief Executive Officer.

         In September 1997, the Company retained counsel and adopted a formal plan of voluntary liquidation of debt. Under this plan, approximately 61 of the Company's trade creditors with claims for an aggregate of $491,000 entered into a settlement with the Company pursuant to which the Company agreed to pay $0.15 for every dollar it owed to the trade creditors in full and complete satisfaction of the Company's obligations to them. This resulted in a net gain for forgiveness of debt of $356,000 in fiscal 1998. Subject to available capital, the Company expects to continue its program of debt restructuring and voluntary liquidation of debt for many of the current liabilities which were outstanding at March 31, 1998 in the aggregate of $5,074,000 (see Litigation section), but it is possible that the creditors could force the Company to initiate insolvency proceedings.

         As a result of the impairment to the capital of the business, goodwill of $8,142,000 which was initially capitalized as a part of the purchase price of Theatrix, was written off in fiscal 1998 and accounts for a significant portion of the fiscal 1998 loss.

         In the third quarter of fiscal 1998, the Company continued to restructure its operations, and was able to secure $869,000 in debt financing from Dawson-Samberg Capital Management, Inc. ("DSCM"), a significant stockholder of the Company, in convertible promissory notes which include warrants to purchase 869,000 shares at an exercise price of $0.15 per share. Notwithstanding this one-time financing, the Company's capital situation remains unstable, and the Company has not paid its creditors on a timely basis.

         As a result of the Company's financial situation, the Company failed to comply with its periodic reporting obligations under the Exchange Act. In July 1998 the Securities and Exchange Commission notified the Company that it must correct its non-compliance with the periodic reporting obligations under the Securities Exchange Act of 1934, as amended. Because of the Company's financial condition, the Company had been unable to hire auditors and other professionals necessary to prepare and file the requisite reports. The Company is currently working to file the delinquent reports by mid October 1998. In order to facilitate this reporting process, DCSM has agreed to lend to the Company, on a secured note, certain amounts necessary to pay the costs of professionals and other service organizations necessary to complete the reporting process.

         During this period the Company's accounting controls were adversely affected by the Company's difficult financial position, staff turnover and reductions, and the significant volume of returns and promotional credits from the retail distribution channel and related events. As a result, during the audit of the Company's financial statements for the fiscal year ended March 31, 1998, the Company's independent accountants, PricewaterhouseCoopers LLP, determined that the Company's existing accounting systems have certain material weaknesses, including deficiencies in its internal controls. PricewaterhouseCoopers LLP has informed management that a letter of material weakness in accounting internal controls will be issued to the Company. Management is aware of the accounting control issues and believes that with proper staffing the Company will be able to address this issue in the near future. However, there can be no assurance that the Company will be able to obtain additional financing and will be able to address its accounting control issues in the future.

RESULTS OF OPERATIONS

         Effective April 1, 1996, the Company changed its fiscal year from December 31 to March 31. For comparison purposes, results for the year ended March 31, 1997 are being compared with results for the year ended December 31, 1995. The Company has not recast the prior year's information presented herein to conform to the new fiscal year end.

NET LOSS

         For the fiscal year ended March 31, 1998, the Company incurred a net loss of $16,579,000 and an operating loss of $15,765,000. For the fiscal year ended March 31, 1997, the Company incurred a net loss of $3,677,000 and an operating loss of $4,071,000. The increases in net operating loss of $11,694,000 is primarily due to the following items:

    Write-off of Goodwill                                      $ 8,142,000
    Charge for Theatrix In-Process Research and Development      2,036,000

    Lower Gross Margin due to lower Revenues                     1,866,000
    Increase in Provision for Unsalable Inventory                  397,000
    Gain on Forgiveness of debt, net                              (356,000)
                                                               -----------
    Total                                                      $12,085,000
                                                               -----------
                                                               -----------

         For the fiscal year ended March 31, 1997, the Company incurred a net loss of $3,677,000 and an operating loss of $4,071,000, which was an improvement over the twelve months ended December 31, 1995 of $15,021,000 and $14,614,000, respectively.

         The net loss for fiscal year 1997 included the following:

         - bad debt losses of $329,000 partly related to bankruptcy filings by two of the Company's significant customers.

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

         - expenses of approximately $420,000 related to facility consolidation including operating expenses form the Victoria studio up to its sale in May 1996 and costs related to the closure of the Toronto studio.

          In the fourth quarter of 1995, the Company's management increased reserves for inventory and wrote off prepaid and deferred royalties and licenses and other intangibles for an aggregate of $11,004,000 (see note 18 of the financial statements). This increase did not reoccur in 1997 and was the primary reason for the variance in operating and net income between fiscal years 1995 and 1997.

NET REVENUES

         Net Revenues in 1998 were $2,010,000, a decrease of 57.7% from the prior fiscal year's net revenues of $4,749,000. The reduction in revenues was primarily due to lower sales in connection with the Company's decision to focus on sales of educational software programs and shift out of the retail market as well as the volume of returns from retail distributors and promotional credits given by the Company resulting from, and which was exacerbated by, the collapse of the software market during this period. Sales to Company's customer Scholastic represented 10.3% of net revenues. Revenue from website development and maintenance was not material in fiscal 1998 or 1997.

         Net revenues in fiscal 1997 included approximately $950,000 from the sale of publication rights to certain entertainment titles. Sales to two of the Company's customers, Eidos Interactive and Navarre Corporation, represented 18% and 16% of net revenues, respectively. Net revenues in fiscal 1997 decreased substantially from net revenues of $10,981,000 in 1995 in part due to the fact that in fiscal 1997 the Company discontinued its entertainment product line, which accounted for 60% of net revenues in 1995.

         The Company intends to develop its internet Web site, WWW.THEATRIX.COM, as an alternative distribution channel to increase sales. There is no assurance, however, that the Company will be successful in developing its Web site as a distribution channel, or that the Web site will generate significant sales. In addition, retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition for high quality and adequate levels of shelf space and promotional support from retailers. Industry practice and competitive pressures generally require the Company to accept returns of unsold product from wholesale distributors and retailers. Alternatively, the Company may choose to reduce the price of previously shipped products to encourage retailers to maintain the products on the retailers' shelves. This competition has caused a downward pressure on the prices of the Company's products and an adverse effect on the Company's gross margins. The Company believes that competition for shelf space will become more intense in the future and that the downward pressure on the Company's prices will continue.

COST OF SALES

         Cost of sales in fiscal 1998 was $1,487,000 or 74.0% of net revenues as compared to $1,513,000 or 31.9% of net revenues in fiscal 1997. Actual cost of sales decreased in fiscal 1998 by $26,000 or 1.7% due primarily to lower revenues as a result of the Company's focus on its educational product lines and the retail channel returns and promotional credits.

         Gross margin in fiscal 1998 was $523,000 or 26.0% of net revenues as compared to $3,236,000 or 68.1% of net revenues in fiscal 1997, which was a decrease of $2,713,000. As a result of the lower revenues, the gross margin was negatively impacted by $1,866,000. Gross margin was also negatively affected by the increase in the provision for unsalable inventory as a result of the excessive units received from the retail channel returns and their related costs of freight and processing.

         Cost of sales in 1995 were $12,576,000. Cost of sales decreased in fiscal 1997 due in part to lower sales as a result of the Company's focus on its educational product lines. In addition, cost of sales were unusually high in 1995. In the fourth quarter of 1995 the Company experienced an unusually high rate of return for products sold primarily in the third quarter of 1995. As a result, the Company reserved $5.5 million for returns and price protection, took a charge of $4.3 million for unrecoverable royalty advances, and a charge of $1.0 million for obsolete, slow-moving, and non-salable inventory.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT. Research and development expenses, exclusive of a one time charge in fiscal 1998 for the acquired Theatrix in-process research and development of $2,036,000, were $1,270,000 in fiscal 1998 or 63.2% of net revenues as compared to $1,395,000 or 29.4% of net revenues in fiscal 1997. Although research and development expenses in fiscal 1998 decreased in dollars by $125,000, research and development expenses increased as a percentage of revenues in fiscal 1998 as compared to fiscal 1997 primarily as a result of the significant decrease in net revenues in fiscal 1998 as compared to fiscal 1997. In the last quarter of fiscal 1998, the Company ceased its development efforts on new products, which resulted in lower research and development expenses in fiscal 1998. As of fiscal year-end the Company had 7 people in its development staff working primarily on Web site activities and developing derivative products.

         Research and development expenses were $4,496,000, or 40.9% of net revenues in 1995. Research and development expenses decreased in fiscal 1997 primarily due to a reduction in headcount and the sale of the Company's Victoria, British Columbia studio associated with the narrowing of the Company's focus solely on education products.

         MARKETING & SALES. Marketing and sales expenses were $2,863,000 in fiscal 1998 or 142.4% of net revenues as compared to $3,061,000 in fiscal 1997, or 64.5% of revenues. The Company's sales and marketing expenses increased as a percentage of revenue primarily as a result of the increase in promotional and product credits that the Company was required to pay to its distributors in the retail channel. The Company took action to substantially reduce its marketing and sales expenses in fiscal 1998, and the majority of these reductions took effect during the latter half of fiscal 1998.

         Marketing and sales expenses were $8,264,000, or 75.2% of net revenues, in 1995. The reduction in marketing and sales expenses in fiscal 1997 both in actual expense and as a percentage of revenue was primarily due to the Company's lack of resources to fund advertising and promotional activities and reduced headcount associated with the narrowing of the Company's focus solely on educational products.

         ADMINISTRATION. Administrative expenses were $1,977,000, or 98.4% of net revenues, in fiscal 1998 as compared to $2,851,000, or 60.0% of net revenues in fiscal 1997, representing a decline in these expenses of $874,000 or 30.7% due primarily to reduction of operating expenses related to the downsizing of the Company's operating structure.

         Administrative expenses were $4,330,000, or 39.4% of net revenues in 1995. Although actual administrative expenses decreased in fiscal 1997 primarily as a result of the Company's reduced headcount, administrative expenses as a percentage of net revenue increased primarily due to nonrecurring expenses incurred by the Company in connection with the Company's domestication into the State of Delaware and in connection with the bankruptcy of two of the Company's distributors.

         OTHER INCOME. Total Other Income was a loss in fiscal 1998 of $814,000 versus a gain of $394,000 in fiscal 1997. The principal change in these accounts was the gain in fiscal 1997 on the sale and disposal of assets of $800,000 as opposed to the loss in fiscal 1998 of $1,080,000, which was due principally to the cancellation of equipment leases and reductions of fixed assets in accordance with the headcount reductions within the period. Net Interest expense was lower by $311,000 between fiscal 1998 and 1997 due the conversion of the subordinate debentures into common stock.

         In addition, the Company realized a net gain from the forgiveness of debt from its aggressive program of debt restructuring of $356,000 in fiscal 1998.

         Total Other Income was a gain in fiscal 1997 of $394,000 as opposed to a loss of $13,000 in 1995. The issuance in fiscal 1997 of debentures and their related interest expense of $401,000, offset by the net gain on the 1997 sale of the Company's studio in Victoria, British Columbia, Canada, of $897,000, accounts for the primary difference between these periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has had operating losses in each fiscal year since its inception and as of March 31, 1998, had an accumulated deficit of $56,130,000 and total stockholders deficit of $5,252,000.

         Operating activities in fiscal 1998 used $3,438,000 in cash. The Company financed its operating activities through the issuance of $869,000 in debt and through the Rights Offering in April, 1997 in which the Company raised $2,157,000. At March 31, 1998, cash was $21,000.

         The Company has deferred development of new products and is undercapitalized for its current operations. The Company believes it must continue spending on the development and acquisition of new products, the maintenance of adequate personnel, and on distribution, sales and marketing efforts in order to operate its business. It appears that the Company's current revenues are not sufficient to cover these expenditures and the Company will likely experience ongoing losses and require additional capital infusions. The Company is currently investigating its alternatives for its financial resources as discussed below.

YEAR 2000 COMPLIANCE

         The Company believes that if the Company were to experience any Year 2000 problems, they would occur as a result of problems associated with the Company's software products, problems arising with its internal information technology systems or problems experienced by its third party distributors' reporting systems. The Company's products consist of educational software programs that typically do not rely upon dates for their operation. Accordingly, the Company believes that its products are Year 2000 compliant. Finally, with respect to the Company's internal information technology systems, the Company relies primarily upon prepackaged shrinkwrap software products that the Company believes are either currently Year 2000 compliant or will be Year 2000 compliant in the near future. With respect to the Company's third-party distributors, the Company has not undertaken any assessment of whether these third-party distributors may be adversely affected by any Year 2000 problems. The Company currently does not believe that the distributors of its products will be materially adversely affected by the Year 2000.

         The Company could in the event of a Year 2000 problem with its vendors, suppliers or distributors utilize alternative sources of manufacturing, supply and/or distribution. The Company believes there are adequate alternative sources available within the software and other related industries.

         Should Year 2000 issues arise with the Company's internal information technology systems, the Company should be able to rely on the provision of third party software upgrades for accounting, operations and other related internal operational procedures. If such third party software upgrades are not available for the current internal systems, then the Company may incur the cost of switching vendors and replacing internal software systems with Year 2000 compliant vendors.

         Although the Company has not undertaken a comprehensive assessment of the potential risks and exposures of the Company which may occur as a result of the Year 2000 problem, the Company plans to begin more thoroughly and systematically assessing its exposure. As a result, the potential costs to address the Company's Year 2000 issues are unknown. However, the Company believes that such costs will not be material. There can be no assurance that the Company will have the resources to complete a satisfactory review of potential Year 2000 risks in the near future or at all in light of the Company's financial condition and level of staffing. Any Year 2000 compliance problem experienced by the Company, its strategic partners, its customers or the Internet infrastructure could result in a material adverse effect on the Company's future operating performance. See "Risk factors--Year 2000 Compliance."

CURRENT STATUS AND MANAGEMENT'S PLANS; GOING CONCERN UNCERTAINTY

         CALENDAR 1996 OPERATIONS

         Beginning in 1996, the Company commenced the reorganization of its operations. A major part of that reorganization involved ceasing publication of new entertainment titles and eliminating the Publisher Services Division. Costs incurred from reorganization, including severance, site closure and consolidation, significantly contributed to the net loss in the three months ended March 31, 1996. Additionally, there were charges taken against accounts receivable and inventories. These charges (mostly for entertainment titles) resulted from a review of product inventories in the distribution channel and the price relief required to sell them through to the consumer and an evaluation of the salability of inventories on hand. The amount of these expenses included the following:


               Closure of Publisher Services Division              $  437,000
               Severance expenses                                     210,000
               Consolidation of facilities and related items          358,000
               Estimated sales returns and price protection           426,000
               Provision for inventory obsolescence                   250,000
                                                                   ----------
               Total                                               $1,681,000
                                                                   ----------
                                                                   ----------

         Revenues and expenses for the fiscal year ended March 31, 1997 included the following items related to entertainment operations and products:

      Revenues -
      Sale of rights to certain entertainment products                 $580,000
                                                                       --------
                                                                       --------
      Expenses -
      Victoria studio operating expenses (studio sold in May 1996)     $250,000
      Consolidation of facilities and related items                      48,000
      Estimated sales returns and price protection                      150,000
      Provision for inventory obsolescence                              100,000
                                                                       --------
      Total                                                             548,000
                                                                       --------
                                                                       --------
      Other income - net gain on sale and disposal of assets           $875,000
                                                                       --------
                                                                       --------


         1996 - 1997  MANAGEMENT ACTIONS

During 1996 and early fiscal 1997, the Company instituted measures to improve operations and cash flows.

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

- Closure of the Publisher Services Division.

- Sale of substantially all of the fixed assets of the Entertainment Division. This included the sale of the studio in Victoria, British Columbia during May 1996 for $1,900,000, of which $500,000 was used to reduce bank borrowings. The gain on the sale of the studio, included in other income in the fiscal year ended March 31, 1997 totaled $897,000.

- Repayment of the Company's bank borrowings which reached a peak of $2,572,000 in January 1996.

- Termination of all software development projects through outside developers.

- Sale in June 1996 of certain entertainment product rights to one of its licensors in consideration for a $430,000 reduction in royalty obligations. Such sale was included as licensing revenue in the fiscal year ended March 31, 1997. The transaction also encompassed the issuance of 8,750 shares of the Company's common stock in consideration of an additional $120,000 reduction in royalty obligations.

- Sale of other entertainment product rights (included in licensing revenue) for $150,000 in the fiscal year ended March 31, 1997.

         1997 - 1998 MANAGEMENT ACTIONS

During fiscal 1997 and early fiscal 1998, the Company instituted measures to improve operations and cash flows. Specific items accomplished through September 30, 1998, included the following:

- Acquisition of Theatrix Interactive in August, 1997 to increase the quality and volume of products in the Company's revenue pipeline.

- Integration and consolidation of companies for better efficiencies and economies of scale with an overall reduction in operational expenditures, including the consolidation of facilities at the Company headquarters in Emeryville, CA; consolidation of manufacturing and warehouse facilities; reduction of marketing commitments and promotional expenditures; and the termination of lease agreements for the Company for other than its headquarters facility.

- Development of Internet work with the National Football League (NFL) to begin the Company's work on the Internet for children and sports.

- Restructuring of sales operations from more than 50% concentration on consumer retail sales to less than 20%, with more than 80% redirected toward the educational channel through catalogue sales.

- Appointment of a new experienced software industry expert as the Chief Executive Officer and President in September 1997.

-    Establishment of a new management and operations team.

- Development of a debt reduction program for the existing liabilities under the advice of counsel. Completion of this program requires additional capital or debt financing.

- Settlement of a portion of the Company debt through a Creditor's Meeting held in November 21, 1997 paying vendors under this program $.15 on the dollar for their trade settlements, for an aggregate settlement of $491,000 in prior trade debt.

- Reduction of headcount from the combined entities of the Company and Theatrix by approximately 75% from the previous fiscal year.

- Reduction of R & D expenditures, excluding the $2,036,000 write-down of R&D in process from the Theatrix merger, by $125,000 with a shift to more profitable Website development.

- Termination of all software development projects through outside developers by December 31, 1997.

         The Company will need to raise significant additional working capital through debt or equity financing to sustain its operations and fund its fiscal March 31, 1999 operating plan and form strategic relationships that may enhance the Company's ability to develop, publish and distribute its products. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The matters discussed above, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain its operations. There can be no assurance that the Company will be able to raise additional financing in this time frame on commercially reasonable terms, or at all. If the Company is unsuccessful in raising this capital, the Company may be required to cease operations and declare bankruptcy. Under such circumstances, the Company's secured creditors would have a first claim on all, or substantially all, of the Company's assets.

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

         8% CONVERTIBLE DEBENTURES

         In September 1996, the Company privately placed for cash $5,302,000 in 8% convertible subordinated debentures due July 31, 1999. The debentures were convertible into shares of the Company's common stock at the rate of one share for each $11.00 of principal (482,000 shares) plus accrued interest. In addition, the Company issued to each purchaser of the debentures a warrant to purchase one share of common stock for each $40.00 invested or 132,550 shares. Each warrant was exercisable at a price of $13.75 per share until September 1999 (see note 12 of the financial statements).

         CONVERTIBLE PROMISSORY NOTE FINANCING

         From October through December 1997, the Company engaged in a convertible promissory financing from its largest shareholder, Dawson-Samberg Capital Management. The monies were allocated to fund operations and repay debt settlements under the Creditor's program of November 1997. For this series of notes, the Company issued 868,858 warrants priced at 15 cents. A permit was filed with the California Department of Corporations on October 29, 1997 for the November notes forward allowing for the usage of a higher interest rate. The subsequent notes were granted at 15% interest.

         In addition, DSCM has filed UCC-1s and has the senior position for repayment of debt in the Company.

         See note 11 of the financial statements for related party disclosure.

RISK FACTORS:

RISKS RELATED TO BUSINESS AND OPERATIONS OF SANCTUARY WOODS

         CONTINUED LOSSES; LIQUIDITY. In the three years ended March 31, 1998, March 31, 1997 and December 31, 1995, the Company reported operating losses of $15.8 million, $4.1 million and $18.7 million, respectively, and net losses in each of these years of $16.6 million, $3.7 million and $18.7 million, respectively. There can be no assurances that the Company will cease to incur losses in the foreseeable future, if ever. Continued losses have and will continue to result in liquidity and cash flow problems which have inhibited and will continue to inhibit the Company's ability to develop new products. The Company funded its working capital requirements and capital expenditures during fiscal 1998 through the issuance of senior secured convertible promissory notes to a significant stockholder. See Legal Proceedings and Certain Relationships and Related Transactions. Further sustained losses will necessitate the infusion of additional capital. The Company may seek to raise additional capital through future additional financings that if raised through the issuance of equity securities, will reduce the percentage ownership of the stockholders of the Company. Existing stockholders may experience additional dilution, and securities issued in conjunction with new financings may have rights, preferences and privileges senior to those of holders of the Company's Common Stock. There can be no assurance, however, that additional financing will be available when needed, if at all, or on favorable terms. The failure to obtain additional financing would have a material adverse affect on the Company and may force the Company to seek bankruptcy protection. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY. The Company has experienced, and expects to continue to experience, significant fluctuations in operating results due to a variety of factors, including the size and rate of growth of the consumer and educational software market, market acceptance of the Company's products and those of its competitors, development and promotional expenses relating to the introduction of new products or new versions of existing products, projected and actual changes in computing platforms, budgetary constraints of school districts and other education providers, the timing and success of product introductions, product returns, changes in pricing policies by the Company and its competitors, difficulty in securing retail shelf space for the Company's products, the accuracy of retailers' forecasts of consumer demand, the timing of orders from major customers, order cancellations, and delays in shipment. In addition, the Company's business has been in the past and is expected to continue to be subject to seasonal fluctuations as a result of the purchasing cycle of consumers, school districts, and dealers in educational products. In response to competitive pressures, the Company may take certain pricing or marketing actions that could materially adversely affect the Company's business, operating results and financial condition. The Company may be required to pay fees in advance to obtain licenses to intellectual properties from third parties. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based in part on sales forecasts. If net sales do not meet the Company's forecasts, the Company's business, operating results and financial condition could be materially adversely affected.

         POSSIBLE WRITE-OFFS FROM PRODUCT RETURNS, PRICE PROTECTION; BAD DEBTS; COLLECTIONS. The Company recognizes revenue from the sale of its products upon shipment to its distributors, retailers, and end users (net of an allowance for product returns and price protection), which is in accordance with industry practice. There can be no assurance that the Company's reserves will be adequate and if the Company's assessment of the creditworthiness of its customers receiving products on credit proves incorrect, the Company could be required to significantly increase the reserves previously established. In addition, the Company has experienced in the past, and continues to experience, significant delays in the collection of certain of its accounts receivable. Product returns or price protection concessions that exceed the Company's reserves, or the failure to collect accounts receivable in a timely manner could materially adversely affect the Company's business operating results and financial condition and could increase the magnitude of quarterly fluctuations in the Company's operating and financial results.

         IMPACT OF REORGANIZATION OF OPERATIONS. The Company recently experienced a period of reorganization -- including moving its jurisdiction of incorporation from British Columbia, Canada to Delaware, USA, effecting a one-for-twenty share consolidation, exchanging outstanding convertible debentures for equity and the cancelling of outstanding Performance Shares in consideration for Common Stock of the Company -- that has placed, and could continue to place a significant strain on the Company's financial, management, personnel, and other resources. These changes or other future steps to reorganize and reduce expenses could result in the delayed introduction of new products, which could have a material adverse effect on the Company's financial condition and results of operations.

         COMPETITION. The entertainment software industry is intensely competitive and market acceptance for any of the Company's products may be adversely affected by competitors introducing similar products with greater consumer demand. The Company competes against a large number of other companies of varying sizes and resources. Most of the Company's competitors have substantially greater financial, technical, and marketing resources, as well as greater name recognition and better access to consumers. Existing competitors and potential competitors, including large computer or software manufacturers, entertainment companies, diversified media companies, and book publishers may continue to broaden their product lines, and may enter or increase their focus on the CD-ROM school and home education markets, resulting in increased competition for the Company. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources; consequently there is intense competition among consumer software producers for high quality and adequate levels of shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms increases, this competition for shelf space may intensify. Due to increased competition for limited shelf space, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including price discounts and product return policies. Retailers often require software publishers to pay fees in exchange for preferred shelf space. There can be no assurance that retailers will continue to purchase the Company's products or provide them with adequate shelf space. Increased competition could result in loss of shelf space for, and reduction in sell-through of, the Company's products at retail stores and significant price competition, any of which could adversely affect the Company's business, operating results and financial condition. In addition, other types of retail outlets and methods of product distribution, such as on-line services, may become important in the future, and it may be important for the Company to gain access to these channels of distribution. There can be no assurance that the Company will gain such access or that the Company's access will be on terms favorable to the Company.

         DEPENDENCE ON KEY PERSONNEL; RETENTION OF EXISTING EMPLOYEES; HIRING OF NEW EMPLOYEES. The Company's success depends in large part on the continued service of its key creative, technical, marketing, sales and management personnel and its ability to continue to attract, motivate and retain highly qualified employees. Because of the multifaceted nature of interactive media, key personnel often require a unique combination of creative and technical talents. Such personnel are in short supply, and the competition for their services is intense. The process of recruiting key creative, technical and management personnel with the requisite combination of skills and other attributes necessary to execute the Company's strategy is often lengthy. The Company has entered into at-will employment agreements with its management and other personnel, who may generally terminate their employment at any time. The loss of the services of key personnel or the Company's failure to attract additional qualified employees could have a material adverse effect on the Company's results of operations and research and development efforts. In particular, the Company has recently reorganized its operations and has undergone a reduction in force among its employees. Such reduction in force, combined with the Company's disappointing operating performance, the price of the Company's stock, and the availability of substantial alternative employment for talented employees of the Company, may result in key employees and managers leaving the Company, which could materially adversely impact the Company's ability to develop and sell its products. The Company does not have key insurance covering any of its personnel.

         DEPENDENCE ON NEW PRODUCT DEVELOPMENT; PRODUCT DELAYS. The success of the Company depends on the continuous and timely introduction of successful new products. In general, consumer preferences for entertainment software products are difficult to predict and are often short-lived. The retail life of edutainment software programs has become shorter, and may now last only 4 to 12 months (or even less for unsuccessful products), while the Company typically requires 6 to 9 months or longer for the development of a new edutainment CD-ROM title. In addition, some of the Company's edutainment CD-ROM products are seasonal, especially the sports-based products. There can be no assurance that new products introduced by the Company will achieve any significant market acceptance or that, if such acceptance occurs, it will be sustained for any significant period. If the Company does not timely introduce new products, or if the Company does not correctly anticipate and respond to demand for its products in a timely manner, the Company's business, operating results and financial condition will be materially adversely affected.

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

         CHANGING PRODUCT PLATFORMS AND FORMATS. The Company's software products are intended for use on machines built by other manufacturers. The operating systems of machines currently being manufactured are characterized by several competing and incompatible formats, or "platforms", and new platforms will probably be introduced in the future. The Company must continually anticipate the emergence of, and adapt its products to, popular platforms for consumer software. When the Company chooses a platform for its products, it must commit substantial development time and investment in advance of shipments of such products. If the Company invests time developing products for a platform that does not achieve significant market penetration, the Company's planned revenues from those products will be adversely affected and it may not recover its development investment. If the Company does not choose to develop for a platform that achieves significant market success, the Company's revenues may also be adversely affected. The Company is currently developing products only for Windows and other PC-based environments, and Macintosh computers. The Company has terminated virtually all current development for other platforms, such as CDX, the Sony PlayStation and Sega. There can be no assurance that the Company has chosen to support platforms that will ultimately be successful.

         CHANGES IN TECHNOLOGY AND INDUSTRY STANDARDS. The edutainment software industry is continually undergoing rapid changes, including evolving industry standards and the introduction of new technologies, including audio and video enhancement technologies such as DVD, MMX and 3D graphic accelerators, and operating system upgrades. These evolving industry standards and new technologies can render the Company's existing products obsolete or unmarketable and may require the Company to expend substantial resources to develop products that incorporate technological changes and evolving industry standards. There can be no assurance that the Company will have the resources necessary to undertake such a development effort, or if such development effort is undertaken, that the Company will be successful in introducing new products that keep pace with technological changes or evolving industry standards, or satisfy evolving consumer preferences. Failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

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

         RELATIONSHIPS WITH VENDORS. In the past the Company has experienced difficulty in paying its vendors. If the Company experiences such difficulty in the future, it may result in the loss of the availability of the services of such vendors, which could hamper the Company's ability to manufacture and ship products, and may ultimately result in the Company being sued for collection of such amounts as may be owed to such vendors. If the Company is unable to produce its products to fill orders, the Company's operating results and financial condition could be materially adversely affected. In the event that suits by vendors are filed against the Company, the Company may be required to incur unanticipated legal expenses.

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

         YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with compliance. The Company has not undertaken a comprehensive assessment of the potential risks and exposures of the Company which may occur as a result of the Year 2000 problem, the Company plans to begin more thoroughly and systematically assessing its exposure. In light of the Company's financial condition and level of staffing, there can be no assurance that the Company will have the resources to complete a satisfactory review of potential Year
2000 risks in the near future or at all. Any Year 2000 compliance problem experienced by the Company, its strategic partners, its customers or the Internet infrastructure could result in a material adverse effect on the Company's future operating performance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     SANCTUARY WOODS MULTIMEDIA CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                                                              Page
                                                                              ----
Report of Independent Accountants - PricewaterhouseCoopers LLP.............    F-1

Independent Auditors' Report - Deloitte & Touche LLP.......................    F-2

Consolidated Balance Sheet:
     March 31, 1998 and 1997...............................................    F-4

Consolidated Statement of Operations:
     Years Ended March 31, 1998 and 1997, and December 31, 1995 and
     the Three Month Period Ended March 31, 1996...........................    F-5

Consolidated Statement of Stockholders' Deficit:
     Years Ended March 31, 1998 and 1997, and December 31, 1995 and
     the Three Month Period Ended March 31, 1996...........................    F-6

Consolidated Statement of Cash Flows:
     Years Ended March 31, 1998 and 1997, and December 31, 1995 and
     the Three Month Period Ended March 31, 1996...........................    F-7

Notes to Consolidated Financial Statements.................................    F-8

Consolidated Financial Statement Schedules:

Supplemental Schedule II - Valuation and Qualifying Accounts
     Years Ended March 31, 1998 and 1997, and December 31, 1995 and
     the Three Month Period Ended March 31, 1996...........................   F-23

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Stockholders of Sanctuary Woods Multimedia Corporation

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of Sanctuary Woods Multimedia Corporation and its subsidiaries at March 31, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
September 21, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sanctuary Woods Multimedia Corporation:

   We have audited the accompanying consolidated balance sheets of Sanctuary Woods Multimedia Corporation as of March 31, 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended March 31, 1997, the three-month period ended March 31, 1996 and the year ended December 31, 1995. Our audits also included the consolidated financial statement schedule for the year ended March 31, 1997, the three-month period ended March 31, 1996 and the year ended December 31, 1995 appearing on page F-23. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 1997, and the results of its operations and its cash flows for the year ended March 31, 1997, the three-month period ended March 31, 1996 and the year ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations, has generated negative cash flows from operations and has negative working capital and a stockholders' deficit at March 31, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Francisco, California
June 20, 1997

                      SANCTUARY WOODS MULTIMEDIA CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,
                                                                    -------------------------------
                                                                         1998              1997
                                                                    ------------       ------------
ASSETS
Current assets:

  Cash                                                              $     21,000       $    102,000
  Accounts receivable, net                                               190,000            275,000
  Inventories                                                            259,000            656,000
  Prepaid royalties                                                            -            198,000
  Prepaid expenses                                                             -            244,000
  Prepaid offering expenses                                                    -             91,000
                                                                    ------------       ------------
    Total current assets                                                 470,000          1,566,000

Property and equipment, net                                              207,000            462,000
Deferred warrant expense and other                                        14,000            258,000
                                                                    ------------       ------------
    Total assets                                                    $    691,000       $  2,286,000
                                                                    ------------       ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                  $  2,155,000       $  1,343,000
  Accrued expenses                                                     1,411,000            579,000
  Accrued interest                                                        84,000            225,000
  Royalty obligations                                                    532,000            371,000
  Capital lease obligations                                              500,000             14,000
  Line of credit                                                         392,000                  -
                                                                    ------------       ------------
    Total current liabilities                                          5,074,000          2,532,000

Convertible notes payable                                                869,000                  -
8% convertible subordinated debentures                                         -          5,302,000
                                                                    ------------       ------------
    Total liabilities                                                  5,943,000          7,834,000
                                                                    ------------       ------------
Commitments and contingencies (Notes 1 and 16)

Stockholders' deficit:
  Preferred stock, authorized 5,000,000 shares; $0.001 par value;
    Series A issued and outstanding 99,993 and nil shares
    at March 31, 1998 and 1997, respectively                                   -                  -
  Common stock, authorized 50,000,000 shares; $0.001 par value;
    issued and outstanding 5,193,303 and 1,171,582 shares
    at March 31, 1998 and 1997, respectively                               5,000              1,000
  Additional paid-in capital                                          51,625,000         34,754,000
  Accumulated deficit                                                (56,130,000)       (39,551,000)
  Accumulated translation adjustments                                   (752,000)          (752,000)
                                                                    ------------       ------------
    Total stockholders' deficit                                       (5,252,000)        (5,548,000)
                                                                    ------------       ------------
    Total liabilities and stockholders' deficit                     $    691,000       $  2,286,000
                                                                    ------------       ------------
                                                                    ------------       ------------

                 See notes to consolidated financial statements.

                    SANCTUARY WOODS MULTIMEDIA CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              THREE MONTHS
                                                 YEAR ENDED MARCH 31,             ENDED         YEAR ENDED
                                            -----------------------------       MARCH 31,      DECEMBER 31,
                                                1998             1997             1996             1995
                                            ------------      -----------      -----------     ------------
Net revenues                                $  2,010,000      $ 4,749,000      $   937,000     $ 10,981,000

Cost of revenues                               1,487,000        1,513,000          924,000       12,576,000
                                            ------------      -----------      -----------     ------------

Gross margin (deficit)                           523,000        3,236,000           13,000       (1,595,000)

Operating expenses:
   Research and development                    3,306,000        1,395,000        1,261,000        4,496,000
   Marketing and sales                         2,863,000        3,061,000        1,790,000        8,264,000
   General and administration                  1,977,000        2,851,000        1,407,000        4,330,000
   Write-off of goodwill                       8,142,000                -                -                -
                                            ------------      -----------      -----------     ------------
        Total operating expenses              16,288,000        7,307,000        4,458,000       17,090,000
                                            ------------      -----------      -----------     ------------
Operating loss                               (15,765,000)      (4,071,000)      (4,445,000)     (18,685,000)

Other income (expense):
   Gain on forgiveness of debt, net              356,000                -                -                -
   Foreign exchange loss                               -           (5,000)               -           (4,000)
   Interest expense, net                         (90,000)        (401,000)         (69,000)          (9,000)
   Net gain (loss) on sale and disposal
      of assets                               (1,080,000)         800,000                -                -
                                            ------------      -----------      -----------     ------------
        Total other income (expense)            (814,000)         394,000          (69,000)         (13,000)
                                            ------------      -----------      -----------     ------------

Net loss                                    $(16,579,000)     $(3,677,000)     $(4,514,000)    $(18,698,000)
                                            ------------      -----------      -----------     ------------
                                            ------------      -----------      -----------     ------------

Basic and diluted loss per share            $      (4.15)     $     (3.30)     $     (4.97)    $     (22.16)
                                            ------------      -----------      -----------     ------------
                                            ------------      -----------      -----------     ------------
Shares used in computation of
   basic and diluted loss per share            3,995,471        1,113,145          907,904          843,687
                                            ------------      -----------      -----------     ------------
                                            ------------      -----------      -----------     ------------

                See notes to consolidated financial statements.

                    SANCTUARY WOODS MULTIMEDIA CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                      PREFERRED STOCK          COMMON STOCK         ADDITIONAL
                                                    ------------------     --------------------       PAID-IN        ACCUMULATED
                                                    SHARES     AMOUNT       SHARES       AMOUNT       CAPITAL          DEFICIT
                                                    ------     -------     ---------     ------     -----------     ------------
Balances, December 31, 1994                                                  979,513     $1,000     $23,395,000     $(12,662,000)
Exercise of warrants                                                             400          -          23,000                -
Exercise of stock options                                                     27,766          -       1,034,000                -
Shares issued for cash                                                       100,000          -       7,169,000                -
Stock option compensation                                                          -          -         132,000                -
Foreign currency translation
   adjustments                                                                     -          -               -                -
Net loss                                                                           -          -               -      (18,698,000)
                                                    ------     -------     ---------     ------     -----------     ------------

Balances, December 31, 1995                                                1,107,679      1,000      31,753,000      (31,360,000)
Exercise of stock options, net of
   issuance costs                                                                250          -          (3,000)               -
Stock option compensation                                                          -          -          12,000                -
Foreign currency translation
   adjustments                                                                     -          -               -                -
Net loss                                                                           -          -               -       (4,514,000)
                                                    ------     -------     ---------     ------     -----------     ------------

Balances, March 31, 1996                                                   1,107,929      1,000      31,762,000      (35,874,000)
Exercise of warrants                                                          75,000          -         750,000                -
Conversion of notes payable                                                  156,379          -       1,563,000                -
Conversion of accounts payable
   and royalty obligations                                                    22,750          -         316,000                -
Cancellation of performance shares
   in exchange for shares of common
   stock, net                                                               (190,476)         -          (1,000)               -
Stock option and warrant compensation                                              -          -         364,000                -
Foreign currency translation
   adjustments                                                                     -          -               -                -
Net loss                                                                           -          -               -       (3,677,000)
                                                    ------     -------     ---------     ------     -----------     ------------

Balances, March 31, 1997                                                   1,171,582      1,000      34,754,000      (39,551,000)
Issuance of common stock from
   rights offering, net of issuance costs                                    932,518      1,000       2,156,000                -
Conversion of notes payable                         99,993     $     -             -          -       5,302,000                -
Issuance of common stock for
   Theatrix acquisition                                                    3,089,203      3,000       8,545,000                -
Warrants issued for Theatrix
   acquisition                                                                     -          -         868,000                -
Foreign currency transaction
   adjustments                                           -           -             -          -               -                -
Net loss                                                 -           -             -          -               -      (16,579,000)
                                                    ------     -------     ---------     ------     -----------     ------------
Balances, March 31, 1998                            99,993     $     -     5,193,303     $5,000     $51,625,000     $(56,130,000)
                                                    ------     -------     ---------     ------     -----------     ------------
                                                    ------     -------     ---------     ------     -----------     ------------

                                                    ACCUMULATED
                                                    TRANSLATION
                                                    ADJUSTMENTS        TOTAL
                                                    -----------    ------------
Balances, December 31, 1994                         $(751,000)     $  9,983,000
Exercise of warrants                                        -            23,000
Exercise of stock options                                   -         1,034,000
Shares issued for cash                                      -         7,169,000
Stock option compensation                                   -           132,000
Foreign currency translation
   adjustments                                         (1,000)           (1,000)
Net loss                                                    -       (18,698,000)
                                                    ---------      ------------

Balances, December 31, 1995                          (752,000)         (358,000)
Exercise of stock options, net of
   issuance costs                                           -            (3,000)
Stock option compensation                                   -            12,000
Foreign currency translation
   adjustments                                         (6,000)           (6,000)
Net loss                                                    -        (4,514,000)
                                                    ---------      ------------

Balances, March 31, 1996                             (758,000)       (4,869,000)
Exercise of warrants                                        -           750,000
Conversion of notes payable                                 -         1,563,000
Conversion of accounts payable
   and royalty obligations                                  -           316,000
Cancellation of performance shares
   in exchange for shares of common
   stock, net                                               -            (1,000)
Stock option and warrant compensation                       -           364,000
Foreign currency translation
   adjustments                                          6,000             6,000
Net loss                                                    -        (3,677,000)
                                                    ---------      ------------

Balances, March 31, 1997                             (752,000)       (5,548,000)
Issuance of common stock from
   rights offering, net of issuance costs                   -         2,157,000
Conversion of notes payable                                 -         5,302,000
Issuance of common stock for
   Theatrix acquisition                                     -         8,548,000
Warrants issued for Theatrix
   acquisition                                              -           868,000
Net loss                                                    -       (16,579,000)
                                                    ---------      ------------
Balances, March 31, 1998                            $(752,000)     $ (5,252,000)
                                                    ---------      ------------
                                                    ---------      ------------

                See notes to consolidated financial statements.

                       SANCTUARY WOODS MULTIMEDIA CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  THREE MONTHS
                                                                     YEAR ENDED MARCH 31,            ENDED           YEAR ENDED
                                                              -------------------------------      MARCH 31,         DECEMBER 31,
                                                                   1998              1997             1996               1995
                                                              -------------      ------------     ------------      -------------
Cash flows from operating activities:
  Net loss                                                     $(16,579,000)      $(3,677,000)      $(4,514,000)     $(18,698,000)
  Depreciation and amortization                                     180,000           361,000           211,000         1,710,000
  Stock options and warrant compensation                                  -           143,000            13,000           132,000
  Sale of intellectual property rights
     in consideration for a reduction
     in royalty obligations                                               -          (430,000)                -                 -
  Net loss (gain) on sale and disposal of assets                  1,080,000          (800,000)                -                 -
  Consolidation of facilities and other items                             -                 -           402,000                 -
  Write off of research and development purchased                 2,036,000                 -                 -                 -
  Write off of goodwill                                           8,142,000                 -                 -                 -
  Gain on forgiveness of debt, net                                 (356,000)                -                 -                 -
  Provision for inventories                                         453,000                 -                 -                 -
  Changes in assets and liabilities, net of assets
     and liabilities acquired:
     Accounts receivable                                            300,000           525,000           508,000         1,610,000
     Inventories                                                    119,000           728,000           593,000        (1,277,000)
     Prepaid royalties, expenses and other                          960,000          (237,000)          451,000         2,651,000
     Accounts payable and accrued expenses                          227,000        (2,208,000)          439,000         2,148,000
                                                               ------------       -----------       -----------      ------------
       Net cash used in operating activities                     (3,438,000)       (5,595,000)       (1,897,000)      (11,724,000)
                                                               ------------       -----------       -----------      ------------
Cash flows from investing activities:
  Proceeds from sale of assets                                            -         1,921,000                 -                 -
  Purchases of property and equipment                               (49,000)          (31,000)          (79,000)         (958,000)
  Cash acquired in acquisition                                      455,000                 -                 -                 -
                                                               ------------       -----------       -----------      ------------
       Net cash provided by (used in) investing activities          406,000         1,890,000           (79,000)         (958,000)
                                                               ------------       -----------       -----------      ------------
Cash flows from financing activities:
  Proceeds from issuance of notes, debentures and warrants          869,000         5,302,000         1,556,000                 -
  Proceeds from exercise of warrants                                      -           750,000                 -                 -
  Common stock issued, net of issue costs                         2,157,000                 -            (3,000)        8,225,000
  Net (repayments) borrowings on bank debt                          (75,000)       (2,227,000)          426,000         1,800,000
  Repayments on long-term debt                                            -           (29,000)                -                 -
                                                               ------------       -----------       -----------      ------------
       Net cash provided by financing activities                  2,951,000         3,796,000         1,979,000        10,025,000
                                                               ------------       -----------       -----------      ------------
Effect of exchange rate changes on cash                                   -             3,000            (6,000)           (1,000)

Net increase (decrease) in cash                                     (81,000)           94,000            (3,000)       (2,658,000)

Cash, beginning of period                                           102,000             8,000            11,000         2,669,000
                                                               ------------       -----------       -----------      ------------
Cash, end of period                                            $     21,000       $   102,000       $     8,000      $     11,000
                                                               ------------       -----------       -----------      ------------
                                                               ------------       -----------       -----------      ------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                  $          -       $    92,000       $    58,000      $     74,000
     Income taxes                                                         -             6,000                 -             2,000

Supplemental disclosures of non-cash financing and
  investing activities:
     Conversion of notes payable into common stock                        -         1,563,000                 -                 -
     Reduction in royalty obligations in exchange
       for issuance of common stock and sale of
       intellectual property rights                                       -           550,000                 -                 -
     Conversion of account payable into common stock                      -           195,000                 -                 -
     Capital lease obligations                                            -                 -                 -            50,000
     Issuance of common stock and warrants for acquisition        9,416,000                 -                 -                 -
     Conversion of debentures into preferred stock                5,302,000

               See notes to consolidated financial statements.

                   SANCTUARY WOODS MULTIMEDIA CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF OPERATIONS AND CHANGE IN FISCAL YEAR-END:

       Sanctuary Woods Multimedia Corporation and its subsidiaries (the "Company") develop, publish and market interactive multimedia educational software products for use in the K-12 school and home consumer markets. Sales are made directly to schools, educational dealers and distributors, hardware manufacturers and bundlers (OEM), and international distributors, and the Company's products are sold directly over the Internet. Revenue is also generated from licensing and other activities related to the Company's products and intellectual properties. Prior to 1996, the Company published interactive entertainment products and provided interactive multimedia services to trade and textbook publishers.

       The Company changed its reporting and tax fiscal year to March 31 from December 31 effective April 1, 1996. Accordingly, the accompanying consolidated financial statements include the Company's fiscal years ended December 31, 1995, the three month transition period ended March 31, 1996 and the fiscal years ended March 31, 1997 and 1998.

       On April 15, 1997, the Company's stockholders approved a special resolution authorizing the Company to change its jurisdiction of incorporation from British Columbia, Canada to the state of Delaware and the adoption by the Company of a Certificate of Incorporation and Bylaws under Delaware's corporate legislation. The domestication became effective April 16, 1997. In addition, the Company's stockholders approved a one-for-twenty share consolidation of the Company's common stock and an increase in the number of the Company's authorized shares of common stock to 50,000,000. All references in the accompanying consolidated financial statements to share information, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect such stock consolidation.

       In August 1997, the Company acquired 100% of the outstanding shares of Theatrix Interactive, Inc. ("Theatrix"). The Company issued 3,089,203 shares of the Company's common stock in consideration (see Note 8).

       On November 4, 1997, Sanctuary Woods and Theatrix proposed a plan of settlement (the "Proposed Settlement") to all their general unsecured creditors (the "Creditors"). The Proposed Settlement excluded a first-priority secured claim of $525,000 due under an arrangement with a bank. In addition, the Proposed Settlement excluded $500,000 in amounts due under software license agreements and $90,000 of amounts due to software fulfillment houses as the licensing and fulfillment houses are necessary to the continued operations of Sanctuary Woods and Theatrix. The Proposed Settlement provided that (1) the Creditors owed less than $50,000, receive a payment of fifteen percent of the aggregate claim on or before December 27, 1997 or seventeen percent of the aggregate claim on or before March 20, 1998 and (2) the Creditors owed more than $50,000, receive seventeen percent of aggregate claims by March 20, 1998. Sanctuary Woods and Theatrix met with the Creditors on November 21, 1997 and requested that the Creditors vote on the Proposed Settlement by December 5, 1997. In December 1997, the Creditors who elected to receive a payment of fifteen percent of the aggregate claims totaling $491,000 were paid an amount totaling $74,000. No other amounts have been paid under the Proposed Settlement. All outstanding trade claims have been included in these financial statements at their face value.

NOTE 2 -- GOING CONCERN UNCERTAINTY:

       The Company incurred net losses of $16,579,000, $3,677,000, $4,514,000 and $18,698,000 in the fiscal years ended March 31, 1998, 1997, the three months ended March 31, 1996 and the year ended December 31, 1995, respectively. Net cash used by operating activities was $3,438,000, $5,595,000, $1,897,000 and $11,724,000 in the same periods, respectively. At

                   SANCTUARY WOODS MULTIMEDIA CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

March 31, 1998 working capital deficit was $4,604,000 and stockholders' deficit was $5,252,000.

CURRENT STATUS AND MANAGEMENT'S PLANS

       Management believes that the Company will need to raise significant working capital through additional debt or equity financing to sustain its operations and fund its fiscal March 31, 1999 operating plan.

       The Company plans to pursue various sources of additional funding including, but not limited to, debt, equity and strategic investors. The Company is also actively exploring strategic relationships that may enhance the Company's ability to develop, publish and distribute its products, as well as augment the business with Internet website development for the growing adolescent population. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

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

NOTE 3 -- SIGNIFICANT ACCOUNTING POLICIES:

       BASIS OF PRESENTATION. In April 1997, the Company reincorporated from Canada into Delaware. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (U.S. GAAP).

       Consolidation. The consolidated financial statements include the accounts of Sanctuary Woods Multimedia Corporation and its wholly-owned subsidiaries, Theatrix Interactive, Inc., Magic Quest Inc. and Sanctuary Woods Multimedia Inc. All intercompany balances and transactions are eliminated in consolidation.

       Foreign Currency Translation. The consolidated financial statements are stated in U.S. dollars. Assets and liabilities of foreign operations that have a different functional currency are translated into their U.S. dollar equivalents based on the rate of exchange as of the balance sheet dates. Revenue and expense accounts are translated based on average rates of exchange during the period. Gains or losses resulting from foreign currency translation are reported as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the statements of operations. As of March 31, 1998, the Company had no foreign accounts or operations.

       Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make

                   SANCTUARY WOODS MULTIMEDIA CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

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

       Royalty Obligations represent guaranteed minimum royalty payments to be made pursuant to contractual license agreements. Generally, royalties are calculated based on a percentage of sales ranging from 5% to 35%. Royalty expense was $371,000, $147,000 for the fiscal years ended March 31, 1998 and 1997, respectively, $94,000 in the three months ended March 31, 1996 and $7,233,000 for the year ended December 31, 1995. The 1995 royalty expense includes write-offs of prepaid and deferred royalties totaling $4,261,000.

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

       The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgement by management with respect to certain factors affecting the Company's products, including, but not limited to, anticipated future

                   SANCTUARY WOODS MULTIMEDIA CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

gross revenues, estimated economic life and changes in software and hardware technologies. Amounts that could have been capitalized after consideration of the above factors were immaterial and, therefore, no costs have been capitalized.

       Licenses and Other Intangible Assets. The Company capitalizes costs relating to the acquisition of licenses, copyrights and trademarks. These costs are capitalized until the related products are available for sale, at which time they are amortized against income using the straight-line method over management's estimate of the economic lives of the underlying assets, generally one to two years. The Company regularly reviews the recoverability of intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying values of the intangible assets. In the fourth quarter of 1995, such estimates of the economic lives were significantly reduced and $235,000 of licenses and other intangible assets were written-off. In the second quarter of 1998, the Company wrote off goodwill of $8,142,000 (see
Note 8).

       Fair Value of Financial Instruments. Certain of the Company's financial instruments are comprised of cash and accounts receivable. The carrying amounts of these instruments approximate their fair value. The Company's financial instruments also include a line of credit which is in default (see Note 9). The Company's other financial instruments include accounts payable, accrued expenses capital lease obligations and convertible notes payable. Due to the Company's financial conditions the fair value of these instruments are not determinable.

       Revenue Recognition. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 91-1 on Software Revenue Recognition ("SOP 91-1"). Revenue from product sales is recognized when products are shipped if no significant vendor obligation remains and collection of the resulting receivable is probable. The Company provides estimated reserves for future returns and price protection. It is reasonably possible that actual future returns and price protection allowances could exceed such estimates. As a result, the Company's reserves could be significantly increased in the near term.

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

       In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statements of Position No. 97-2, "Software Revenue Recognition," ("SOP 97-2) and No. 98-4, "Deferral of the Effective Date of the Provisions of SOP 97-2, "Software Revenue Recognition" ("SOP 98-4"), which the Company is currently required to adopt for transactions entered into in the fiscal year beginning April 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersedes previous guidance provided by SOP 91-1. The Company believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on its current licensing or revenue recognition practices. However, should the Company amend its existing licensing practice, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance provided by SOP 97-2 and SOP 98-4.

       Income taxes are recorded using the asset and liability approach as defined by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

       In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). All earnings per share data for prior periods have been restated to conform with SFAS 128.

       SFAS 128 requires a dual presentation of basic and diluted loss per share. Basic earnings per share excludes dilution and is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares

                   SANCTUARY WOODS MULTIMEDIA CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

outstanding (denominator) during a period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock during a period.

       Stock-based Compensation. The Company accounts for stock based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting For Stock Issued To Employees." As allowed under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company provides pro forma disclosures (see Note
13) of net income (loss) and earnings (loss) per share as if the accounting provisions of SFAS 123 had been adopted.

       Recent Accounting Pronouncements. In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 requires disclosure of certain information related to the Company's capital structure and is not anticipated to have a material impact on the Company's financial position or results of operations.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement is effective for the Company's fiscal year ending March 31, 1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The Company expects there to be no material impact on the Company's financial position and results of operations as a result of the adoption of this new accounting standard.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). The statement requires the Company to report certain information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning in fiscal year 1999 and does not expect such adoption to have a material effect on the consolidated financial statement disclosures.

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Software for Internal Use" ("SOP 98-1") which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP 98-1 is effective for the Company's fiscal year ending March 31, 2000. The Company does not expect that the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

       Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 4 -- ACCOUNTS RECEIVABLE:

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

                   SANCTUARY WOODS MULTIMEDIA CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

       Accounts receivable consisted of:

                                                     MARCH 31,
                                        ----------------------------------
                                             1998                1997
                                        ------------          ------------
Accounts receivable                     $   821,000           $ 1,210,000

Less allowances for:
  Doubtful accounts                        (502,000)             (123,000)
  Sales returns and allowances             (129,000)             (812,000)
                                        ------------          ------------
Accounts receivable, net                $   190,000           $   275,000
                                        ------------          ------------
                                        ------------          ------------

       As a result of reduced fourth quarter 1995 sales and significantly increased requests for returns in the three months ended March 31, 1996, the Company provided $5,475,000 for returns and price protection during the fourth quarter of 1995. These reserves related primarily to products sold during the third quarter of 1995.

NOTE 5 -- INVENTORIES:

       Inventories consisted of:

                                                                MARCH 31,
                                                      -----------------------------
                                                          1998              1997
                                                      ----------          ---------
Finished goods                                        $ 325,000           $ 489,000
Raw materials (packaging)                               389,000             339,000
                                                      ---------           ---------
                                                        714,000             828,000
Less allowance for obsolete, slow moving and
   non-salable inventories                             (455,000)           (172,000)
                                                      ---------           ---------
Inventories, net                                      $ 259,000           $ 656,000
                                                      ---------           ---------
                                                      ---------           ---------

       Inventory write downs were $453,000 and $150,000 for the years ended March 31, 1998 and 1997, respectively, $250,000 for the three months ended March 31, 1996, and $1,083,000 for the year ended December 31, 1995.

NOTE 6 -- PROPERTY AND EQUIPMENT:

       Property and equipment consisted of:

                   SANCTUARY WOODS MULTIMEDIA CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

                                                   MARCH 31,
                                       ---------------------------------
                                           1998                  1997
                                       -----------           -----------
Computer equipment                     $   604,000           $   695,000
Computer software                           99,000                99,000
Furniture and equipment                    120,000               147,000
Leasehold improvements                      31,000                66,000
                                       -----------           -----------
                                           854,000             1,007,000
Less accumulated depreciation             (647,000)             (545,000)
                                       -----------           -----------
Property and equipment, net            $   207,000           $   462,000
                                       -----------           -----------
                                       -----------           -----------


       In May 1996 the Company sold its Victoria, British Columbia studio. At March 31, 1996, net property and equipment included approximately $1,000,000 related to such operations.

NOTE 7 -- ACCRUED EXPENSES:

       Accrued expenses consisted of:

                                             MARCH 31,
                                   ------------------------------
                                      1998                1997
                                   ----------          ----------
Professional fees                  $  721,000          $  150,000
Other accrued liabilities             690,000             429,000
                                   ----------          ----------
                                   $1,411,000          $  579,000
                                   ----------          ----------
                                   ----------          ----------

NOTE 8 -- THEATRIX ACQUISITION:

       On August 12, 1997, the Company acquired 100% of the outstanding shares of Theatrix Interactive, Inc. ("Theatrix"). The acquisition was accounted for as a purchase. The Company issued 3,089,203 shares of the Company's common stock in consideration for all the shares of Theatrix capital stock. Up to an additional 500,000 shares of the Company's common stock are issuable one year and three months after the effective date of the merger if certain revenue goals are met with respect to products acquired from Theatrix. In addition, Sanctuary Woods set aside 300,000 shares, pursuant to its 1996 Stock Option Plan, for issuance to former Theatrix employees who became employees of Sanctuary Woods and issued a warrant to Kingdom Capital, a shareholder of Theatrix, to purchase 500,000 Sanctuary Woods common shares at $3.00 per share. Management ascribed a value of $726,000 to the warrant. In exchange for services provided, an investment banker received cash and a warrant to purchase 100,000 shares of Sanctuary Woods common stock at $3.00 per share. Management ascribed a value of $142,000 to the warrant. In addition, the Company recorded a charge of $2,036,000 to write-off in-process research and development acquired in the transaction.

       The net assets acquired and liabilities assumed in the acquisition of Theatrix are as follows:

                   SANCTUARY WOODS MULTIMEDIA CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

Assets:
   Current assets                                    $    894,000
   Property and equipment                                 956,000
   Other assets, including goodwill                    10,312,000
                                                     ------------
                                                       12,162,000

Liabilities:
   Current liabilities                                 (2,746,000)
                                                     -------------
Net assets acquired and liabilities assumed          $  9,416,000
                                                     -------------
                                                     -------------

       The results of operations of Theatrix are included in the consolidated financial statements of the Company since the date of acquisition. The unaudited pro forma combined condensed results of operations of the Company and Theatrix for the years ended March 31, 1998 and 1997, assuming the acquisition had taken place on April 1 of each year, after giving effect to certain pro forma adjustments, is as follows:


                                              YEAR ENDED MARCH 31,
                                          ---------------------------
                                              1998           1997
                                          ------------   ------------
Net revenues                              $  2,172,000   $  6,612,000
                                          ------------   ------------
Net loss                                  $(19,322,000)  $(17,100,000)
                                          ------------   ------------
Basic and diluted loss per share          $      (3.75)  $      (4.06)
                                          ------------   ------------
                                          ------------   ------------

       The pro forma combined condensed results of operations is provided for information purposes only and does not purport to be indicative of the future results or financial position of the Company or what the results of operations or financial position would have been had the acquisition been effective on the dates indicated. This information should be read in conjunction with these audited consolidated financial statements.

       Subsequent to the acquisition, in the second quarter of fiscal year 1998 the Company determined that the goodwill recorded in the transaction was impaired and recorded a charge of $8,142,000 to write-off the goodwill. The goodwill was to be amortized over three years. Management determined that the goodwill was impaired and recorded the charge after management developed the plan of settlement with the Company's general unsecured Creditors (see Note 1).

NOTE 9 -- LINE OF CREDIT:

       The Company's line of credit allowed for borrowings up to $750,000. Borrowings are payable in 36 monthly installments of principal and interest. Interest accrues on the outstanding balance at the bank's prime rate (6.5% at March 31, 1998) plus 1.5% per annum. Borrowings are secured by substantially all of the Company's assets and the agreement requires that the Company comply with certain financial covenants. At March 31, 1998, the Company was not in compliance with certain of these covenants and, accordingly, the outstanding

                   SANCTUARY WOODS MULTIMEDIA CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

balance as of March 31, 1998 was classified as a current liability in the balance sheet and the Company does not have access to the unused line of credit.

NOTE 10 -- CAPITAL LEASE OBLIGATIONS:

       At March 31, 1998, the Company was not in compliance with certain covenants of its capital lease agreements. Accordingly, the outstanding balance as of March 31, 1998 was classified as a current liability in the balance sheet.

NOTE 11 -- CONVERTIBLE NOTES PAYABLE:

       In November 1997, the Company executed a note purchase agreement with its principal stockholder for borrowings of up to $3,000,000. The notes bear interest at 15% per annum. The notes mature on varying dates from November of 2000 through January of 2001. At maturity, the note holder may elect to i) convert the outstanding principal and unpaid accrued interest to shares of common stock at a rate of $0.20 per share of common stock; ii) demand payment in cash of any outstanding balance, or iii) extend the maturity date. Interest is payable every six months in the form of cash or shares of common stock at the conversion rate described above at the option of the note holder. The Company will incur a 15% prepayment penalty of the outstanding principal amount and the note holder can elect the payment in the form of cash or shares of common stock at the conversion rate described above.

       In addition, the Company issued a warrant to the note holder for one share of the Company's common stock for each dollar loaned to the Company. The exercise price for each warrant is $0.15. Management ascribed a nominal value to the warrants using a fair value method. As such, no amounts were recorded in the consolidated financial statements to reflect the issuance of the warrants. At March 31, 1998, the Company had issued 869,000 warrants associated with the convertible notes payable.

NOTE 12 -- CONVERTIBLE SUBORDINATED DEBENTURES:

       In September 1996, the Company privately placed for cash $5,302,000 in 8% convertible subordinated debentures due July 31, 1999. The debentures were convertible into shares of the Company's common stock at the rate of one share for each $11.00 of principal (482,000 shares) plus accrued interest. In addition, the Company issued to each purchaser of the debentures a warrant to purchase one share of common stock for each $40.00 invested or 132,550 shares. Each warrant was exercisable at a price of $13.75 per share until September 1999.

       In April 1997, the Company exchanged all of these 8% convertible subordinated debentures for 99,993 shares of the Company's Series A Preferred Stock. The Series A Preferred Stock has an aggregate liquidation preference of $5,302,000 and is convertible into common stock at a rate of $2.40 per share (2,209,167 shares) and has voting privileges on an "as converted" basis. The Series A Preferred automatically converts into common stock on July 1, 1999 or upon the occurrence of either (i) the Company's obtaining equity financing of not less than $2,000,000 at a price not less than $4.40 per share or (ii) the closing price of the Company's common stock having been 250% of the conversion price of Series A Preferred Stock ($6.00) for any 21 trading days in any consecutive 40 day trading period.

       In addition, the Company issued to the debenture holders warrants to purchase an additional 1,154,024 shares of the Company's common stock at an exercise price of U.S. $3.00 per share.

                   SANCTUARY WOODS MULTIMEDIA CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

The warrants must be exercised if the closing price of the Company's common stock equals or exceeds 300% of the exercise price ($9.00) for any 21 trading days in any consecutive 40 day trading period. In consideration for the exchange, the Debenture Holders agreed to retroactively forgo interest ($225,000 at March 31, 1997, which was payable in common stock) on the Convertible Debentures. The holders of common stock issued upon conversion of preferred stock or exercise of the warrants have certain rights to have these shares registered. Management ascribed a value of $1,143,000 to the warrants using a fair value method and such amount is included in the value of preferred stock and additional paid in capital.

NOTE 13 -- COMMON STOCK, OPTIONS AND WARRANTS:

       COMMON STOCK. In April 1997, the Company completed a stock rights offering in which it issued approximately 932,500 shares at $2.40 per share and received gross proceeds of $2,238,000.

       STOCK OPTIONS. Stock options for employees, officers, independent contractors and directors are granted by the Board of Directors.

       Prior to August 1995, options were granted at a discount of 10-15% to fair market value. Under the provisions of APB 25, the Company recognized as compensation cost an amount equal to the difference between the fair market value of the stock and the exercise price of the option at the date of grant or repricing. The related cost was amortized to expense over the option vesting period. Compensation expense was $12,000 for the three months ended March 31, 1996 and $133,000 for the year ended, December 31, 1995. No compensation expense was recorded in fiscal years 1998 and 1997.

       In August 1995, the Company adopted a fixed option plan allowing the Company to grant options for up to 98,500 shares of common stock. Under the plan, all options have been granted at an exercise price of each option equal to the market price of the Company's stock on the date of grant. The options generally vest over a three-year period and expire five years from the date of grant. In November 1996, the stockholders approved an amendment to the Plan to increase the number of options available for grant to 200,000.

       On May 31, 1996, the Company repriced 41,338 options (originally granted at a weighted average exercise prices of $27.50 to $122.50) to $17.50 per share, which was the fair market value as of that date.

       In April 1997, the Company's stockholders ratified a fixed option plan (1996 Stock Option Plan) allowing the Company to grant options for up to 400,000 shares of common stock. Under the plan, the Company intends that the exercise price of each option shall equal the market price of the Company's stock on the date of grant. The options generally vest over a three-year period and expire ten years from the date of grant.

       Option activity is summarized as follows:

                       SANCTUARY WOODS MULTIMEDIA CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                                        OUTSTANDING OPTIONS
                                                      ------------------------
                                                                      WEIGHTED
                                                                      AVERAGE
                                                      NUMBER OF       PRICE PER
                                                       SHARES           SHARE
                                                      ---------       ---------
Outstanding at December 31, 1994                        87,122         $40.87
Granted (at a weighted fair value of $59.98)            82,025          93.73
Exercised                                              (27,766)         37.21
Canceled                                               (14,239)         45.34
                                                       -------         ------

Outstanding at December 31, 1995                       127,142          75.13
Granted (at a weighted fair value of $9.10)             20,200          20.07
Exercised                                                 (250)         38.24
Canceled                                               (42,743)         92.83
                                                       -------         ------

Outstanding at March 31, 1996                          104,349          57.56
Granted (at a weighted fair value of $7.84)             93,638          17.33
Canceled                                              (127,287)         43.65
                                                       -------         ------

Outstanding at March 31, 1997                           70,700          29.20
Granted (at a weighted fair value of $2.31)            151,950           2.95
Exchanged for options of Theatrix                       10,750           5.26
Canceled                                               (93,442)         17.54
                                                       -------         ------

Outstanding at March 31, 1998                          139,958           5.52
                                                       -------         ------
                                                       -------         ------

                                                          MARCH 31,
                                      -------------------------------------------------      DECEMBER 31,
                                          1998               1997              1996              1995
                                      ------------       ------------      ------------      ------------
Options exercisable at year end            133,705          48,385            49,553             40,991

       The following table summarizes information about fixed stock options outstanding at March 31, 1998:

                       SANCTUARY WOODS MULTIMEDIA CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                     OUTSTANDING                            EXERCISABLE
                      -----------------------------------------      -------------------------
                                        WEIGHTED
                         NUMBER          AVERAGE       WEIGHTED         NUMBER         WEIGHTED
                       OUTSTANDING      REMAINING       AVERAGE      EXERCISABLE       AVERAGE
     RANGE OF         AT MARCH 31,        LIFE         EXERCISE      AT MARCH 31,      EXERCISE
 EXERCISE PRICES          1998          (IN YEARS)       PRICE           1998           PRICE
 ---------------      ------------      ---------      --------      ------------      --------
      $2.38-2.40           100,084           2.29        $ 2.40           100,084        $ 2.40
       3.81-4.00            12,824           8.69          3.99             9,623          3.99
           10.00               250           3.44         10.00                83         10.00
           17.50            25,400           2.88         17.50            22,515         17.50
           24.00             1,400           1.83         24.00             1,400         24.00
                           -------                                        -------

                           139,958                                        133,705
                           -------                                        -------
                           -------                                        -------

       The Company applies APB No. 25 in accounting for its stock options. Had compensation cost been recognized under the fair value method, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below:

                                                                         THREE MONTHS
                                                                             ENDED           YEAR ENDED
                                         YEAR ENDED MARCH 31,              MARCH 31,        DECEMBER 31,
                                    ------------------------------       -------------      ------------
                                         1998              1997               1996              1995
                                    ------------       -----------        -----------       ------------
Net loss
   As reported                      $(16,579,000)      $(3,677,000)       $(4,514,000)      $(18,698,000)
   Pro forma                         (16,790,000)       (4,240,000)        (4,836,000)       (19,287,000)
                                    ------------       -----------        -----------       ------------

Net loss per share
   As reported                      $      (4.15)      $    (3.30)        $     (4.97)      $     (22.16)
   Pro forma                               (4.20)           (3.81)              (5.40)            (24.00)
                                    ------------       -----------        -----------       ------------
                                    ------------       -----------        -----------       ------------

       The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                             THREE MONTHS
                                                                 ENDED       YEAR ENDED
                                     YEAR ENDED MARCH 31,      MARCH 31,     DECEMBER 31,
                                     --------------------    ------------    ------------
                                     1998            1997        1996            1995
                                     ----            ----        ----            ----
Dividend yield                          0%              0%          0%              0%
Volatility                            100%             80%         98%             89%
Risk free interest rate              5.89%           5.25%       5.75%           5.31%
Expected term - years                5.00            4.00        4.72            4.72


                    SANCTUARY WOODS MULTIMEDIA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

       STOCK WARRANTS. Warrants to purchase 2,858,000 shares of common stock at $0.15 to $117.88 per share were outstanding at March 31, 1998 (see Notes 8, 11 and 12).

NOTE 14 -- INCOME TAXES:

       Deferred income taxes, which result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes, relate approximately to:


                                                  MARCH 31,
                                        -----------------------------
                                            1998            1997
                                        ------------   --------------
Deferred tax assets:
 Reserves and accruals                  $    422,000    $    784,000
 Deferred development expenditures                 -         321,000
 Depreciation and amortization                (8,000)        (84,000)
 Operating loss carryforwards             18,233,000      14,000,000
 Tax credits                                 535,000         220,000
 Valuation allowance                     (19,182,000)    (15,241,000)
                                        ------------   --------------
 Deferred tax assets, net               $          -    $          -
                                        ------------   --------------
                                        ------------   --------------

       The Company has recorded a 100% valuation allowance against the deferred tax assets reflecting the uncertainty of their future realization.

       At March 31, 1998, the Company had approximately $49,042,000 and $25,543,000 of net operating loss carryforwards to reduce future taxable income for federal and state purposes, respectively. If not utilized, these carryforwards expire beginning in the year 2000. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards that can be carried forward may be limited in certain circumstances, but not limited to, a cumulative stock ownership change of more than 50% over a three-year period, as defined.

NOTE 15 -- CONCENTRATION OF CREDIT RISK:

       Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company's accounts receivable are primarily derived from revenues to distributors and resellers located in the United States. The Company performs ongoing credit evaluations of its customers financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts.

       During the fiscal year ended March 31, 1998, the Company had one customer that represented 10% of total net revenues. During the fiscal year ended March 31, 1997, the Company had sales to two customers that represented 18% and 16% of total net revenues. During the three months ended March 31, 1996, the Company had sales to two customers that represented 22% and 16% of total net sales. During the year ended December 31, 1995, the Company had sales to two customers that represented 16% and 11% of total net revenues. Export sales to various countries were approximately $553,000 for the year ended March 31, 1998.

                    SANCTUARY WOODS MULTIMEDIA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 16 -- COMMITMENTS AND CONTINGENCIES:

       The Company has recorded liabilities in the consolidated financial statements for judgements against the Company arising from employee severance and vendor liabilities (see Note 1). The Company is a party to various claims, litigation and threatened litigation in the normal course of operations. Management believes, based upon the advice of counsel, that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial statements taken as a whole.

       Operating Lease Obligations. The Company leases its facilities under a noncancelable operating lease agreement. The future minimum annual lease payments are as follows:

FISCAL YEAR ENDING MARCH 31,
---------------------------------------------------------
  1999                                          $171,000
  2000                                           128,000
                                                --------

                                                $299,000
                                                --------


       Rent expense under operating leases totaled $201,000 and $258,000 in the years ended March 31, 1998 and 1997 respectively, $134,000 in the three months ended March 31, 1996, $495,000 in the year ended December 31, 1995.

       Benefit Plans. In August 1996, the Company established a 401(k) retirement savings plan for its employees. Each participant may elect to contribute a percentage of his or her salary to the plan, subject to IRS limitations. The Company, at its discretion, may make contributions to the plan. There were no such contributions made in the fiscal years ended March 31, 1998 and 1997.

NOTE 17 -- CANCELLATION OF PERFORMANCE SHARES:

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

                    SANCTUARY WOODS MULTIMEDIA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 18 -- FOURTH QUARTER ADJUSTMENTS:

       The Company's net loss for the following periods have included certain significant adjustments recorded in the fourth quarter related to the matters described as follows:


                                                              DECEMBER 31,
                                                                  1995
                                                            ----------------

Estimated sales returns and price protection                $      5,475,000
Write-off of unrecoverable prepaid and deferred royalties          4,261,000
Provision for inventory obsolescence                               1,033,000
Write off of licenses and other intangibles                          235,000
                                                            ----------------

                                                            $     11,004,000
                                                            ----------------
                                                            ----------------

                        SANCTUARY WOODS MULTIMEDIA CORPORATION
                   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT                                                               BALANCE AT
                                           BEGINNING        CHARGED TO        WRITE-OFFS/                            END OF
                                           OF PERIOD          EXPENSE           RETURNS            OTHER             PERIOD
                                        ----------------  ----------------   ---------------   ---------------   ----------------
Year ended March 31, 1998
Allowance for doubtful accounts            $   123,000    $   547,000          $  (168,000)     $      -           $   502,000
Sales returns and allowances                   812,000        345,000           (1,028,000)            -               129,000
Inventory obsolesence                          172,000        583,000             (300,000)            -               455,000

Year ended March 31, 1997                  $   207,000    $   329,000          $  (413,000)     $      -           $   123,000
Allowance for doubtful accounts              3,806,000      1,973,000           (4,967,000)            -               812,000
Sales returns and allowances                 1,450,000        150,000           (1,428,000)            -               172,000
Inventory obsolesence

Three months ended March 31, 1996
Allowance for doubtful accounts            $   200,000    $    16,000          $    (9,000)     $      -           $   207,000
Sales returns and allowances                 5,428,000        623,000           (2,246,000)            -             3,805,000
Inventory obsolesence                        1,518,000        250,000             (318,000)            -             1,450,000

Year ended December 31, 1995
Allowance for doubtful accounts            $   217,000    $   119,000          $  (136,000)     $      -           $   200,000
Sales returns and allowances                   414,000      8,168,000           (3,396,000)      242,000 (A)         5,428,000
Inventory obsolesence                          299,000      1,083,000             (132,000)      268,000 (A)         1,518,000


(a)  Consolidation of reserve accounts

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         As of October 16, 1997, the Company had not paid Deloitte & Touche LLP amounts due in connection with Deloitte & Touche LLP's audit of the Company's financial statements for the year ended March 31, 1997. On October 16, 1997, Deloitte & Touche LLP ceased to serve as the Company's independent accountants, as fully detailed in a Current Report on Form 8-K dated October 16, 1997 which the Company filed with the Commission.

         Deloitte & Touche LLP's report, dated April 12, 1996 disclaimed an opinion on the consolidated financial statements of the Registrant as of and for the year ended December 31, 1995 because of the possible material effects of the uncertainty about the Registrant's ability to continue as a going concern. Deloitte & Touche LLP's updated report, dated October 11, 1996, on the consolidated financial statements of the Registrant as of and for the year ended December 31, 1995, expressed a different opinion from the above-mentioned prior report and such October 11, 1996 report on the December 31, 1995, March 31, 1996 and June 30, 1996 consolidated financial statements did not include an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. Deloitte & Touche LLP's report, dated June 20, 1997 on the consolidated financial statements of the Registrant as of and for the fiscal periods ended March 31, 1997, March 31, 1996 and December 31, 1996 included an explanatory paragraph referring to substantial doubt about the Registrant's ability to continue as a going concern. The Registrant's Board of Directors participated in and approved the decision to cease the relationship with Deloitte & Touche LLP. In connection with its audits for the two most recent fiscal years and through October 16, 1997, there have been no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and through October 16, 1997, there have been no reportable events, as defined in Regulation S-K Item 304(a)(1)(v).

         Deloitte & Touche LLP furnished the Registrant with a letter addressed to the SEC stating that it agrees with the above statements. A copy of the letter was filed as Exhibit 16 to the Form 8-K dated October 16, 1997 filed by the Registrant.

         In connection with the preparation of the audited financial statements for the acquisition of Theatrix Interactive, Inc. and for fiscal 1998, the Company determined that it would be in the best interests of the Company and its stockholders to retain the national accounting firm of PricewaterhouseCoopers LLP to serve as its independent accountants. This change was more time consuming than the Company initially anticipated and was not completed until August 10, 1998. Concurrent with the filing of this report on Form 10-K, the Company has filed a Current Report on Form 8-K with the Commission to announce the change in accountants, as is required by the rules and regulations of the Commission.

         During the Company's two most recent fiscal years and the subsequent interim period prior to engaging PricewaterhouseCoopers, the Company has not consulted PricewaterhouseCoopers with respect to any of the matters described in Regulation S-K Item 304(a)(2)(i) or (ii) except for the following:

         The Company consulted with PricewaterhouseCoopers in the fall of 1997 regarding the SEC reporting requirements associated with the Company's acquisition of Theatrix Interactive, Inc. PricewaterhouseCoopers engaged in discussions with Company management regarding the Form 8-K reporting and filing requirements and the accounting requirements for acquisitions in accordance with APB No. 16.

                               PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of Sanctuary Woods and their respective ages and positions with the Company are set forth in the following table.

             Name               Age                 Position
     ------------------------  -----  -----------------------------------------------
     Michelle P. Kraus, Ph.D.   40    Chief Executive Officer, President and Director
     Marylyn Rosenblum          52    Chairman of the Board of Directors
     Erik W. Jansen             39    Director
     Lawrence Lenihan           33    Director


MICHELLE P. KRAUS. Michelle Kraus has served as a member of the Company's Board of Directors, Chief Executive Officer and President since September 1997. From 1995 to 1996, Dr. Kraus was the founder, chief executive officer and president of MagicMaker, Inc., the first next-generation interactive digital media studio. From 1988 to 1995, Dr. Kraus served as an executive consultant and raised financing, advised management on strategy, repositioning and direction, managed turnarounds, and built management teams for a diverse portfolio of clients including Claris Corporation, Compaq Computers, and Quarterdeck Corporation. Dr. Kraus earned a B.A. from Douglass College, Rutgers University, an M.A. from the University of Michigan and a Ph.D. from Carnegie-Mellon University.

MARYLYN ROSENBLUM. Marylyn Rosenblum has served as a member and chairman of the Company's Board of Directors since July, 1997. Ms. Rosenblum served as Acting President and Chief Executive Officer from July 1997 until September 1997 and Acting Executive Vice President, Sales from November 1996 until December 1997. From September 1995 to April 1996, she was Vice-President of Education Sales and Marketing at Softkey International (The Learning Company), a software company. From June 1992 to September 1995, she was Vice-President of Education Sales and Marketing at Broderbund Software, a software company.

ERIK W. JANSEN. Erik Jansen has served as a member of the Company's Board of Directors since April 1997. Mr. Jansen has served as Vice President of Dawson-Samberg Capital Management, Inc., an investment management firm, since July 1998. From May 1997 until June 1998, Mr. Jansen served as Chief Operating Officer and a member of Digital Media Capital, LLC, a private venture capital firm. From February 1994 to July 1996, he was President of Digital Media Group, Inc., a private venture capital firm. From March 1993 to February 1994, he was Senior Vice President of S.N. Phelps & Co., a merchant and investment banking company. From September 1986 to February 1993, he was Managing Director of Martek & Associates, a Management Consulting firm. Mr. Jansen graduated from Netherlands School of Business with a degree in International Business and earned a Masters in Business Administration from Southern Methodist University.

LAWRENCE D. LENIHAN, JR. Mr. Lenihan has served as a member of the Company's Board of Directors since April 1997. Since October 1996, he has been a Principal at Dawson-Samberg Capital Management, Inc., an investment management firm. From August 1993 to October 1996, Mr. Lenihan was a principal at Broadview Associates, an investment banking firm. From July 1987 to June 1993 he held a variety of positions at International Business Machines, Inc. He is a member of the Board of Directors of Memotek Communications. Mr. Lenihan graduated from Duke University with a degree in Electrical Engineering and earned a Masters in Business Administration from Wharton School, University of Pennsylvania.

BOARD OF DIRECTORS COMMITTEES AND OTHER INFORMATION

         All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the directors or officers of the Company.

         The Board of Directors currently has an Audit Committee and a Compensation Committee. The Audit Committee oversees the actions taken by the Company's independent auditors and reviews the Company's internal financial and accounting controls and policies. The Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for officers, employees and consultants of the Company and administers the Company's incentive compensation and benefit plans.

DIRECTOR COMPENSATION

         Directors of the Company do not receive cash for services they provide as directors. From time to time, certain directors who are not employees of the Company have served as consultants to the Company for which they have been paid customary fees based on the value of the services rendered and/or received grants of options to purchase shares of the Company's Common Stock. The Company does not provide additional compensation for committee participation or special assignments of the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Such officers, Directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for such persons, the Company believes that all Section 16(a) filing requirements applicable to its officers, Directors and ten-percent stockholders were complied with in a timely fashion, except for Erik Jansen, who filed a late Form 3 after the Company failed to file a Form 3 on his behalf in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The following table sets forth the information, on an accrual basis, with respect to the compensation of Michelle Kraus, the Chief Executive Officer of the Company, for the three fiscal years ended March 31, 1998.

                                  YEAR ENDED      SALARY/OTHER      NO. OF SECURITIES
         NAME AND POSITION         MARCH 31,      COMPENSATION     UNDERLYING OPTIONS
-----------------------------     -------------  --------------   --------------------
Michelle P. Kraus,                   1998           $  65,000             --(3)
President and Chief                  1997                --               --
Executive Officer (1)                1995(2)             --               --


(1)      Dr. Kraus joined the Company in September, 1997.
(2)      The fiscal year end was December 31, 1995.

(3) Dr. Kraus received the right to receive a grant of an option for 75,000 shares of Common Stock pursuant to an employment agreement executed as of September, 1997. However, the Board of Directors of the Company did not formally grant this option to Dr. Kraus until September, 1998.

         The total annual salary and bonus for any other executive officer did not exceed $100,000 for the fiscal year ended March 31, 1998.

STOCK OPTION GRANTS

         No grants of stock options were made to executive officers and directors during the fiscal year ended March 31, 1998.

STOCK OPTIONS EXERCISED DURING FISCAL YEAR

         No stock options or stock appreciation rights were exercised by any executive officers or directors of the Company during the fiscal year ending March 31, 1998.

OPTION VALUES

         No unexercised options were held by executive officers as of March 31, 1998.

LTIP AWARDS DURING FISCAL YEAR

         No long term incentive plan awards were made to any executive officers or directors of the Company during the fiscal year ending March 31, 1998.

EMPLOYMENT CONTRACTS

         In September 1997, the Company entered into an employment agreement with Dr. Kraus. After expiration of the initial term of the Agreement in September 1998, Dr. Kraus' employment became at-will, pursuant to the Agreement. Dr. Kraus will receive a base salary per year of $150,000 per year, plus additional bonuses at the discretion of the Board of Directors. The Agreement also provides that Dr. Kraus has a further bonus program based upon the exit strategy of the Company. Under the terms of the Agreement, the Company agrees to pay to Dr. Kraus a one-time, lump sum bonus (the "Sales Bonus") upon the occurrence of a Sales Event. Executive shall be entitled to receive the Sales Bonus if the Company enters into a definitive agreement covering the applicable Sales Event (i) during the Employment Term, or (ii) within ninety (90) days following the termination or expiration of the Employment Term. The amount of the Sales Bonus will range from $150,000 to as much as $300,000 plus 10% of the Sale Proceeds in excess of $6,000,000, depending on the amount of total Sales Proceeds from a Sales Event. In addition, Dr. Kraus received the right to receive an option for 75,000 shares of the Company's Common Stock, which option may be exercised by Dr. Kraus for up to a year after the termination of her employment with the Company. The Company's Board of Directors granted this option to Dr. Kraus in September, 1998.

LIMITATIONS ON LIABILITY AND INDEMNIFICATION MATTERS

         The Company's Restated Certificate of Incorporation provides that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including circumstances in which indemnification is otherwise discretionary under Delaware law. The Company has entered into indemnification agreements with its officers and directors containing provisions which will in some respects be broader than the specific indemnification provisions contained in the Delaware General Corporations

Law. The indemnification agreements require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

         At present, there is no pending material litigation or proceeding involving a director or officer of the Company where indemnification will be required or permitted. The Company is not aware of any threatened material litigation or proceeding which may result in a claim for such indemnification.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of September 30, 1998 for
(i) each entity or group that is known by the Company to beneficially own five percent or more of the outstanding Common Stock of the Company, (ii) each director, (iii) each executive officer and (iv) the Company's directors and officers as a group. Except pursuant to applicable community property laws or as indicated in the footnotes to this table, to the Company's knowledge, each shareholder identified in the table possesses voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such shareholder.


                     NAME AND ADDRESS                          Common        PERCENT
                   OF BENEFICIAL OWNER                         Stock(1)      OF CLASS
----------------------------------------------------------   -----------    ----------

Dawson-Samberg Capital Management, Inc.(2)
   354 Pequot Avenue                                           8,313,106       63.5%
   Southport, CT 06490

Kingdon Capital(3)
   152 West 57th Street                                        2,198,149       38.6%
   New York, NY 10019

The Travelers Indemnity Company(4)
   388 Greenwich Street, 36th Floor                              638,138       11.5%
   New York, NY  10013

NEC USA, Inc.(5)
   8 Corporate Center Drive                                      583,562       11.2%
   Melville, NY 11757-3148

Michelle P. Kraus(6)                                             150,000        2.8%

Marylyn Rosenblum(7)                                              75,000        1.4%

Erik W. Jansen(8)                                                   --           --

Lawrence D. Lenihan, Jr.(8)                                         --           --

All directors and executive officers as a group (4 persons)      225,000        4.2%


*    Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules and regulation of the U.S. Securities and Exchange Commission and generally includes voting or investment power with respect to securities. The percentage of beneficial ownership is based on 5,193,303 shares of Common Stock outstanding as of September 30, 1998 and unless otherwise indicated excludes conversion of the outstanding Series A Preferred Stock. Options to purchase shares of Common Stock which are currently exercisable or will become exercisable within 60 days of September 30, 1998 are deemed to be outstanding for purposes of computing the percentage of the shares held by an individual but are not outstanding for purposes of computing the percentage of any other person. Except as indicated otherwise in the footnotes below, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes 208,334 shares of Common Stock held by Pequot Partners Fund, L.P. ("PPF") and 208,334 shares of Common Stock held by Pequot International Fund, Inc. ("PIF"). Also includes (i) 37,721 shares of Series A Preferred Stock (convertible into 833,319 shares of Common Stock), warrants to purchase 942,755 shares of the Company's Common Stock, and convertible debt in the principal amount of $434,429 which may be converted into 2,172,145 shares of Common Stock held by PPF and (ii) 37,721 shares of Series A Preferred Stock (convertible into 833,319 shares of Common Stock), warrants to purchase 942,755 shares of the Company's Common Stock, and convertible debt in the principal amount of $434,429 which may be converted into 2,172,145 shares of Common Stock held by PIF.

(3) Includes 254,722, 424,537 and 1,018,890 shares of Common Stock held respectively by Kingdon Associates, Kingdon Partners and M. Kingdon Offshore N.V. Also includes a warrant to purchase 500,000 shares of Common Stock held by Kingdon Capital.

(4) Neither The Travelers Indemnity Company or any of its affiliates has assumed or has any responsibility for the management, business or operations of the Company or for the statements contained in this Proxy Statement (other than the limited information regarding the stock ownership of such entities under the caption "Principal Stockholders"). Includes 10,373 shares of Series A Preferred Stock (convertible into 229,157 shares of Common Stock) and warrants to purchase 139,786 shares of Common Stock and.

(5) Includes 58,356 shares of Common Stock held in escrow in connection with the Company's acquisition of Theatrix Interactive, Inc.

(6)  Represents options for Common Stock.

(7)  Represents an option for Common Stock.

(8) Mr. Jansen and Mr. Lenihan are a Vice President and a Principal, respectively, at Dawson-Samberg Capital Management, Inc. and, therefore, may be deemed to beneficially own the shares held by Pequot Partners Fund, L.P. and Pequot International Fund, Inc. Mr. Jansen and Mr. Lenihan disclaim beneficial ownership of the shares held by Pequot partners Fund, L.P. and Pequot International Fund, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In August, 1998 the Company issued secured promissory notes in the amount of $40,000.00 and bearing interest at a rate of 10% per annum to each of Pequot Partners Fund, L.P. and Pequot International Fund, Inc. (collectively, the "Lenders"), each of which are affiliates of Dawson-Samberg Capital

Management, Inc., a significant stockholder of the Company. At September 30, 1998 the Company was in default in payment of $64,000 of accrued interest under the promissory notes.

         In November, 1997 the Company entered into a Note Purchase Agreement (the "Purchase Agreement") with the Lenders. In connection with the Agreement, the Company issued to the Lenders an aggregate of $868,858 in secured promissory notes bearing interest at 15% per annum and which may be converted into Common Stock of the Company at the option of each Lender at a conversion rate of $0.20 per share. In addition, the Company issued to the Lenders warrants for an aggregate of 868,858 shares of the Company's Common Stock at a conversion price of $0.15 per share.

         In October, 1997 the Company issued promissory notes bearing interest at 10% per annum in the aggregate amount of $250,000 to the Lenders. The principal amounts and all interest accrued under these notes were rolled-over as secured promissory notes issued pursuant to the Note Purchase Agreement.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS


         EXHIBIT
         NUMBER                           DESCRIPTION
          2.1       Certificate of Domestication (Incorporated by reference to
                    Exhibit 2.1 to Registrant's Form 8-B filed May 2, 1997).

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

         10.28      Form of Warrant to Purchase Common Stock issued by the
                    Company to the holders of Series A Preferred Stock.
                    (Incorporated herein by reference to Exhibit 10.28 of Registrant's Report on Form 10-K filed June 30, 1997).

         10.28A     Form of Warrant to Purchase Common Stock issued by the
                    Company to the holders of Series A Preferred Stock
                    (Incorporated herein by reference to Exhibit 10.28A of Registrant's Report on Form 10-K filed June 30, 1997).

         10.29      Form of Warrant to Purchase Common Stock issued by the
                    Company to certain individuals and employees pursuant to the cancellation of their performance shares (Incorporated herein by reference to Exhibit 10.29 of Registrant's Report on Form 10-K filed June 30, 1997).

         10.30 Note Purchase Agreement dated as of November 20, 1997 by and between the Registrant and each of Pequot Partners Fund, L.P. and Pequot International Fund, Inc., with forms of
                    Secured Convertible Promissory Note and Warrant for Common
                    Stock attached.

         10.31 Securities Exchange Agreement dated as of April 10, 1997 by and between the Registrant and the Individuals listed on the Schedule of Purchasers contained therein.

         10.32 Employment Agreement dated as of September 15, 1997 by and between the Registrant and Michelle Kraus.

         10.33      Lease dated November 14, 1994 by and between Fordham
                    Properties Inc. and the Registrant.

         10.34      Registrant's 1996 Stock Option Plan, as amended.

         21.1       List of Subsidiaries.

         23.1       Consent of PricewaterhouseCoopers LLP.

         23.2       Consent of Deloitte & Touche LLP.

         27.1       Financial Data Schedule.

(b)      REPORTS ON FORM 8-K

         No reports were filed during the fourth quarter of the year ended March 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K to be signed on October 2, 1998, on its behalf by the undersigned, thereunto duly authorized.

                                       SANCTUARY WOODS MULTIMEDIA CORPORATION

                                       By /s/ Michelle Kraus
                                          ----------------------------------
                                            Michelle Kraus
                                            Director, President and
                                            Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature:                                                     Date:

/s/ Michelle Kraus                                             October 2, 1998
------------------------------------------------------
Director, President and CEO
(principal executive and financial officer)

/s/ Marylyn Rosenblum                                          October 2, 1998
------------------------------------------------------
Chairman and Director

/s/ Lawrence Lenihan                                           October 2, 1998
------------------------------------------------------
Director

/s/ Erik Jansen                                                October 2, 1998
------------------------------------------------------
Director