Form 10-Q
period 1998-09-30
SANCTUARY WOODS MULTIMEDIA CORP
filed 1998-11-13
CIK 900748

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997

                        Commission file number  0-21510


                    SANCTUARY WOODS MULTIMEDIA CORPORATION

            (Exact name of registrant as specified in its charter)


            DELAWARE                                          75-2444109
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)


                          1250 45TH STREET, SUITE 350
                       EMERYVILLE, CALIFORNIA 94608-2924
                   (Address of principal executive offices)
                                  (Zip Code)

                                (510) 594-3200
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes        No   X
                                                     ---       ---
     As of October 22, 1998, 5,193,303 shares of the Registrant's Common Stock, $0.001 par value, and 99,993 shares of the Registrant's Series A Preferred Stock, $0.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    SANCTUARY WOODS MULTIMEDIA CORPORATION
                                  INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I.  FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements (Unaudited)
            Condensed Consolidated Balance Sheets --
               As of September 30, 1997 and March 31, 1997........................   3
            Condensed Consolidated Statements of Operations --
               Three and Six Months Ended September 30, 1997 and
               September 30, 1996.................................................   4
            Condensed Consolidated Statements of Cash Flows --
               Six Months Ended September 30, 1997 and
               September 30, 1996.................................................   5
            Notes to Condensed Consolidated Financial Statements..................   6

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.............................................  12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..............  24

PART II.  OTHER INFORMATION

  Item 1.    Legal Proceedings....................................................  24
  Item 2.    Changes in Securities................................................  26
  Item 3.    Defaults Upon Senior Securities......................................  26
  Item 4.    Submission of Matters to a Vote of Securities Holders................  26
  Item 5.    Other Information....................................................  26
  Item 6.    Exhibits and Reports on Form 8-K.....................................  27

SIGNATURES........................................................................  27

Sanctuary Woods Multimedia Corporation
Condensed Consolidated Balance Sheet
As of September 30, 1997 and March 31, 1997 (Unaudited)


                                                         9/30/97        3/31/97
                                                         -------        -------
ASSETS
Current assets:
  Cash                                                 $   45,000    $  102,000
  Accounts receivable, net                                162,000       275,000
  Inventories                                             433,000       656,000
  Prepaid royalties                                             -       198,000
  Prepaid expenses                                              -       244,000
  Prepaid offering expenses                                     -        91,000
                                                       ----------    ----------
    Total current assets                                  640,000     1,566,000
Property and equipment, net                               271,000       462,000
Deferred warrant expense and other                         24,000       258,000
                                                       ----------    ----------
    Total assets                                       $  935,000    $2,286,000
                                                       ----------    ----------
                                                       ----------    ----------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                     $2,118,000    $1,343,000
  Accrued expenses and interest                         1,080,000       804,000
  Royalty obligations                                     289,000       371,000
  Capital lease obligations                               500,000        14,000
  Line of credit                                          394,000
                                                       ----------    ----------
    Total current liabilities                           4,381,000     2,532,000
8% convertible subordinated debentures                          -     5,302,000
                                                       ----------    ----------
Total liabilities                                       4,381,000     7,834,000
Commitments and contingencies
Stockholders' deficit:
  Preferred stock, authorized 5,000,000 shares;
    $0.001 par value; Series A issued and outstanding
    99,993 and nil shares at September 30, 1997 and
    March 31, 1997, respectively
  Common stock, authorized 50,000,000 shares;
    $0.001 par value; issued and outstanding
    5,193,303 and 1,171,582 shares at September 30,
    1997 and March 31, 1997, respectively                   5,000         1,000
Additional paid-in capital                             51,618,000    34,754,000
Accumulated deficit                                  (54,317,000)   (39,551,000)
Accumulated translation adjustments                     (752,000)      (752,000)
                                                       ----------    ----------
    Total stockholders' deficit                       (3,446,000)    (5,548,000)
                                                       ----------    ----------
Total liabilities and stockholders' deficit            $  935,000  $  2,286,000
                                                       ----------    ----------
                                                       ----------    ----------


See notes to consolidated financial statements

Sanctuary Woods Multimedia Corporation
Condensed Consolidated Statement of Operations (Unaudited)

                                               Three Months ended                Six Months ended
                                                 September 30,                     September 30,
                                                 -------------                     -------------
                                               1997            1996             1997            1996
                                               ----            ----             ----            ----
Net revenues                              $    319,000      $1,176,000     $  1,006,000     $3,096,000
Cost of revenues                               606,000         245,000          932,000        927,000
                                          ------------      ----------     ------------     ----------
Gross margin (deficit)                        (287,000)        931,000           74,000      2,169,000

Operating expenses:
     Research and development                2,466,000         272,000        2,849,000        806,000
     Marketing and sales                     1,081,000         638,000        1,815,000      1,287,000
     Administration                            405,000         529,000          939,000      1,061,000
     Write-off of goodwill                   8,142,000             -          8,142,000            -
                                          ------------      ----------     ------------     ----------
          Total operating expenses          12,094,000       1,439,000       13,745,000      3,154,000
                                          ------------      ----------     ------------     ----------
Operating income (loss)                    (12,381,000)       (508,000)     (13,671,000)      (985,000)

Other income (expense):
     Foreign exchange loss                                         -                            (3,000)
     Interest (expense) income, net            (16,000)        (32,000)         (17,000)      (115,000)
     Net gain (loss) on sale and
       disposal of assets                   (1,076,000)            -         (1,076,000)       875,000
     Other income                               (7,000)        120,000           (2,000)       151,000
                                          ------------      ----------     ------------     ----------
          Total other income (expense)      (1,099,000)         88,000       (1,095,000)       908,000
                                          ------------      ----------     ------------     ----------
Net loss                                  $(13,480,000)     $ (420,000)    $(14,766,000)    $  (77,000)
                                          ------------      ----------     ------------     ----------
                                          ------------      ----------     ------------     ----------
Basic and diluted loss per share          $      (3.58)     $    (0.36)    $      (5.18)    $    (0.07)
                                          ------------      ----------     ------------     ----------
                                          ------------      ----------     ------------     ----------
Shares used in computation of basic
     and diluted loss per share              3,767,517       1,162,058        2,848,705      1,063,409
                                          ------------      ----------     ------------     ----------
                                          ------------      ----------     ------------     ----------

See notes to consolited financial statements

Sanctuary Woods Multimedia Corporation
Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                         Six Months Ended
                                                           September 30,
                                                           -------------
                                                        1997            1996
                                                        ----            ----
Cash flows from operating activities:
  Net loss                                           $(14,766,000)  $   (77,000)
  Depreciation and amortization                           102,000       214,000
  Stock option and warrant compensation                      -           82,000
  Sale of intellectual property rights in
    consideration for a reduction in royalty
    obligations                                              -         (430,000)
  Net loss (gain) on sale and disposal of assets        1,076,000      (875,000)
  Write off of research and development purchased       2,036,000           -
  Write off of goodwill                                 8,142,000           -
  Provision for inventories                               453,000           -
  Changes in assets and liabilities, net of assets
   and liabilities acquired:
    Accounts receivable                                   328,000       (42,000)
    Inventories                                           (55,000)      457,000
    Prepaid royalties, expenses and other                 950,000      (140,000)
    Accounts payable and accrued expenses                (824,000)   (2,160,000)
                                                      -----------   -----------
      Net cash used in operating activities            (2,558,000)   (2,971,000)

Cash flows from investing activities:
  Proceeds from sale of assets                               -        1,900,000
  Cash acquired in acquisition                            455,000           -
  Purchase of property and equipment                      (38,000)      (31,000)
                                                      -----------   -----------
    Net cash provided by (used) in investing
      activities                                          417,000     1,869,000

Cash flows from financing activities:
  Proceeds from exercise of warrants                         -          750,000
  Proceeds from issuance of convertible debentures           -        5,302,000
  Common stock issued, net of issue costs               2,157,000           -
  Net (repayments) borrowing on bank debt                 (73,000)   (1,377,000)
  Repayments on long-term debt                               -          (16,000)
                                                      -----------   -----------
    Net cash provided by financing activities           2,084,000     4,659,000
Effect of exchange rate changes on cash                                   6,000
                                                      -----------   -----------
Net increase (decrease) in cash                           (57,000)    3,563,000
Cash, beginning of period                                 102,000         8,000
                                                      -----------   -----------
Cash, end of period                                   $    45,000   $ 3,571,000
                                                      -----------   -----------
                                                      -----------   -----------


See notes to consolidated financial statements

SANCTUARY WOODS MULTIMEDIA CORPORATION
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sanctuary Woods Multimedia Corporation and its subsidiaries (the "Company") develop, market and distribute interactive multimedia software products ("consumer titles") targeted at the children's education market. Products are sold primarily through distributors into retail outlets. Sales are also made directly to schools educational dealers and distributors, hardware manufacturers and bundlers (OEM), and to international distributors. Revenue is also generated from licensing and other activities related to the Company's products and intellectual properties. Prior to 1996, the Company published interactive entertainment products and provided interactive multimedia services to trade and textbook publishers.

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1998, included in the Company's Form 10-K as filed October 6, 1998 and the Form 8-K/A as filed on October 5, 1998 related to the acquisition of Theatrix Interactive, Inc. Results of operations for interim periods are not necessarily indicative of results for the full year.

On April 15, 1997, the Company's stockholders approved a special resolution authorizing the Company to change its jurisdiction of incorporation from British Columbia, Canada to the state of Delaware and the adoption by the Company of a Certificate of Incorporation and Bylaws under Delaware's corporate legislation. The domestication became effective April 16, 1997. In addition, the Company's stockholders approved a one-for-twenty share consolidation of the Company's common stock and an increase in the number of the Company's authorized shares of common stock to 50,000,000. All references in the accompanying consolidated financial statements to share information, per share amounts and stock option data of the Company's common stock have been restated to reflect such stock consolidation.

The consolidated financial statements include the accounts of Sanctuary Woods Multimedia Corporation and its wholly-owned subsidiaries, Theatrix Interactive, Inc., Magic Quest Inc. and Sanctuary Woods Multimedia Inc. All inter-company balances and transactions are eliminated in consolidation.

In August 1997, the Company acquired 100% of the outstanding shares of Theatrix Interactive, Inc. ("Theatrix"). The Company issued 3,089,203 shares of the Company's common stock in consideration (see Note 6).

The Company's line of credit allowed for borrowings up to $750,000. Borrowings are payable in 36 monthly installments of principal and interest. Interest accrues on the outstanding balance at the bank's prime rate (6.5% at September 30, 1997) plus 1.5% per annum. Borrowings are secured by substantially all of the Company's assets and the agreement requires that the Company comply with certain financial covenants. At September 30, 1997, the Company was not in compliance with certain of these covenants and, accordingly, the outstanding balance as of September 30, 1997 was classified as a current liability in the balance sheet and the Company does not have access to the unused line of credit.

At September 30, 1997, the Company was not in compliance with certain covenants of its capital lease agreements. Accordingly, the outstanding balance as of September 30, 1997 was classified as a current liability in the balance sheet.

SANCTUARY WOODS MULTIMEDIA CORPORATION
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

In the second quarter of 1998, the Company wrote off goodwill of $8,142,000 (see Note 6).

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). All earnings per share data for prior periods have been restated to conform with SFAS 128.

SFAS 128 requires a dual presentation of basic and diluted loss per share. Basic earnings per share excludes dilution and is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during a period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock during a period.

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

SANCTUARY WOODS MULTIMEDIA CORPORATION
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

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

2.    GOING CONCERN UNCERTAINTY

The Company has been through a period of dramatic restructuring and repositioning. The Company has had operating losses each of its last six fiscal years. There can be no assurances that the Company will cease to incur losses in the foreseeable future, if ever. Further sustained losses will necessitate the infusion of additional capital, which could negatively impact the current position of the Company's shareholders. See the Company's Form 10-K for the year ended March 31, 1998 for additional information.

The accompanying consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The matters discussed above, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis; to obtain additional financing or refinancing; and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain its operations.

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

Accounts receivable consisted of:

                                                     September 30,   March 31,
                                                         1997          1997
                                                         ----          ----
       Accounts Receivable                             $920,000     $1,210,000
       Less allowance for:
                Doubtful accounts                      (635,000)      (123,000)
                Sales returns and allowance            (123,000)      (812,000)
                                                       --------     ----------
            Accounts receivable, net                   $162,000       $275,000
                                                       --------     ----------
                                                       --------     ----------

SANCTUARY WOODS MULTIMEDIA CORPORATION
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


4.    INVENTORIES

Inventories consisted of:

                                                     September 30,   March 31,
                                                         1997          1997
                                                         ----          ----
       Finished Goods                                 $  609,000    $ 489,000
       Raw Materials                                     492,000      339,000
                                                      ----------    ---------
                                                       1,101,000      828,000
       Less allowance for obsolete,
       slow moving and non-salable inventories          (668,000)    (172,000)
                                                      ----------    ---------
       Inventories, net                               $  433,000    $ 656,000
                                                      ----------    ---------
                                                      ----------    ---------


5.    COMMON STOCK, CONVERTIBLE SUBORDINATED DEBENTURES, OPTIONS AND WARRANTS

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

SANCTUARY WOODS MULTIMEDIA CORPORATION
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 1997 there were outstanding options to purchase 151,756 shares of common stock at $2.3828 to $24.00 per share and warrants to purchase 1,988,857 shares of common stock at $3.00 to $117.88 per share.

6.   THEATRIX ACQUISITION

On August 12, 1997, the Company acquired 100% of the outstanding shares of Theatrix Interactive, Inc. ("Theatrix"). The acquisition was accounted for as a purchase. See the Company's Form 8-K/A for further details on this acquisition. The Company issued 3,089,203 shares of the Company's common stock in consideration for all the shares of Theatrix capital stock. Up to an additional 500,000 shares of the Company's common stock are issuable one year and three months after the effective date of the merger if certain revenue goals are met with respect to products acquired from Theatrix. In addition, Sanctuary Woods set aside 300,000 shares, pursuant to its 1996 Stock Option Plan, for issuance to former Theatrix employees who became employees of Sanctuary Woods and issued a warrant to Kingdom Capital, a shareholder of Theatrix, to purchase 500,000 Sanctuary Woods common shares at $3.00 per share. Management ascribed a value of $726,000 to the warrant. In exchange for services provided, an investment banker received cash and a warrant to purchase 100,000 shares of Sanctuary Woods common stock at $3.00 per share. Management ascribed a value of $142,000 to the warrant. In addition, the Company recorded a charge of $2,036,000 to write-off in-process research and development acquired in the transaction.

The results of operations of Theatrix are included in the consolidated financial statements of the Company since the date of the acquisition. The unaudited pro forma combined condensed results of operations of the Company and Theatrix for the periods ended September 30, 1997 and 1996, assuming the acquisition had taken place on April 1 of each year, after giving effect to certain pro forma adjustments, are as follows:

           Six Months Ended:                      September 30, 1997  September 30,1996
                                                  ------------------  -----------------
           Net revenues                             $  1,168,000        $ 4,733,000
           Net loss                                 $(17,509,000)       $(7,159,000)
           Basic and diluted loss per share         $      (3.43)       $     (1.72)


The pro forma combined condensed results of operations is provided for information purposes only and does not purport to be indicative of the future results or financial position of the Company or what the results of operations or financial position would have been had the acquisition been effective on the dates indicated. This information should be read in conjunction with the audited financial statements as provided in the Company's Form 10-K for the year ended March 31, 1998.

Subsequent to the acquisition in this quarter of fiscal year 1998 the Company determined that the goodwill recorded in the transaction was impaired and recorded a charge of $8,142,000 to write-off the goodwill. The goodwill was to be amortized over three years. Management determined that the goodwill was impaired and recorded the charge after management developed the plan of settlement with the Company's general unsecured Creditors (see Note 8).

7.   COMMITMENT AND CONTINGENCIES

The Company has recorded liabilities in the consolidated financial statements for judgements against the Company arising from employee severance and vendor liabilities (see Note 8). The Company is a party to various claims, litigation and threatened litigation in the normal course of operations. Management believes, based upon the advice of counsel, that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial statements taken as a whole.

SANCTUARY WOODS MULTIMEDIA CORPORATION
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

8.   SUBSEQUENT EVENTS

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

On October 27, 1998, the Company announced in a press release that three of its board members had resigned leaving Dr. Michelle Kraus as the remaining director of the Company. The Company said the resignations did not result from any disagreements with management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains "forward-looking statements" within the meaning of the U.S. Federal securities laws, including statements reflecting the Company's current views with respect to future events and financial performance. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in item 1 of this Quarterly Report, the audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 as filed with the Securities and Exchange Commission on October 6, 1998, and Quarterly Report on Form 10-Q for the three month periods ended June 30, 1997 as filed with the Securities and Exchange Commission on August 14, 1997.

Overview and Recent Developments.

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

In fiscal 1996 and 1997, the Company took various steps to restructure its operations, including changing the Company's year-end from December 31 to March 31. Personnel changes included the installation of new senior management and a substantial reduction of headcount from 148 employees as of December 31, 1995 to 32 employees at March 31, 1997. Operational changes included the closing of the Publisher Services division, the sale of the majority of the fixed assets of the Entertainment division, and elimination of the Company's outstanding debt at that time, and the cancellation of the performance shares in March 1997 (see note 17 to the financial statements in the Company's Form 10-K).

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

In September 1997, the Company retained counsel and adopted a formal plan of voluntary liquidation of debt. Under this plan, approximately 61 of the Company's trade creditors with claims for an aggregate of $491,000 entered into a settlement with the Company pursuant to which the Company agreed to pay $0.15 for every dollar it owed to the trade creditors in full and complete satisfaction of the Company's obligations to them. This resulted in a net gain for forgiveness of debt of $356,000 in the third quarters of fiscal 1998. Subject to available capital, the Company expects to continue its program of debt restructuring and voluntary liquidation of debt for many of the current liabilities which were outstanding at September 30, 1997 in the aggregate of $4,381,000 (see Legal Proceedings section), but it is possible that the creditors could force the Company to initiate insolvency proceedings.

As a result of the impairment to the capital of the business, goodwill of $8,142,000 which was initially capitalized as a part of the purchase price of Theatrix, was written off in the second quarter of fiscal 1998 and accounts for a significant portion of the second quarter fiscal 1998 loss.

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

As a result of the Company's financial situation, the Company failed to comply with its periodic reporting obligations under the Exchange Act. In July 1998 the Securities and Exchange Commission notified the Company that it must correct its non-compliance with the periodic reporting obligations under the Securities Exchange Act of 1934, as amended. Because of the Company's financial condition, the Company had been unable to hire auditors and other professionals necessary to prepare and file the requisite reports. The Company is currently working to file the delinquent reports by mid November 1998. In order to facilitate this reporting process, DCSM has agreed to lend to the Company, on a secured note, certain amounts necessary to pay the costs of professionals and other service organizations necessary to complete the reporting process.

During this period the Company's accounting controls were adversely affected by the Company's difficult financial position, staff turnover and reductions, and the significant volume of returns and promotional credits from the previous retail distribution channel and related events. As a result, during the audit of the Company's financial statements for the fiscal year ended March 31, 1998, the Company's independent accountants, PricewaterhouseCoopers LLP, determined that the Company's existing accounting systems have certain material weaknesses, including deficiencies in its internal controls. PricewaterhouseCoopers LLP issued a letter of material weakness in accounting internal controls to the Company. Management is aware of the accounting control issues and believes that with proper staffing the Company will be able to address this issue in the near future. However, there can be no assurance that the Company will be able to obtain additional financing and will be able to address its accounting control issues in the future.

RESULTS OF OPERATIONS

NET LOSS

For the quarter and year to date periods ended September 30, 1997, the Company incurred a net loss of $13,480,000 and $14,766,000 and an operating loss of $12,381,000 and $13,745,000, respectively. This resulted in increases in operating losses of $11,873,000 for the quarter and $12,686,000 for the six months, and increased net loss of $13,060,000 for the quarter and $14,689,000 for the six months ended September 30, 1997 which were primarily due to the following items:

                                                       For the      For the Six
          September 30, 1997                           Quarter      months ended
          ------------------                           -------      ------------
   Write off of goodwill                             $ 8,142,000    $ 8,142,000
   Charge for Theatrix in-process research
      and development                                  2,036,000      2,036,000
   Loss of gross margin due to lower sales               678,000      1,464,000
   Loss on disposal of fixed assets, versus
     a gain in the year ago periods                    1,076,000      1,951,000
                                                     -----------    -----------
   TOTAL                                             $11,932,000    $13,593,000
                                                     -----------    -----------
                                                     -----------    -----------

Each of these variances is further discussed below.

NET REVENUES

Net Revenues in for the quarter and six months ended September 30, 1997 were lower than the quarter and six months ended September 30, 1996 by $857,000 or 72.9% and $2,090,000 or 67.5%, respectively. Net revenues for the quarter were $319,000 versus $1,176,000 in the same period of the prior year. For the six month period net revenues were $1,006,000,as compared to $3,096,000 in the prior year. The reduction in revenues was primarily due to lower sales in connection with the Company's decision to focus on sales of educational software programs and shift out of the retail market as well as the volume of returns from retail distributors and promotional credits given by the Company resulting from, and which was exacerbated by, the collapse of the software market during this period. Revenue from website development and maintenance was not material in fiscal 1998 or 1997.

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

COST OF SALES

Cost of revenues for the quarter were $606,000 versus $245,000 in the quarter ended September 30, 1996, which is an increase of $361,000 or 147.3%. For the six months ended September 30, 1997 cost of revenues were $932,000 which were $5,000 or .5% higher than the six months ended September 30, 1996 of $927,000. The primary increase in cost of revenues in both periods was an increase in the Company's expense for royalties of $241,000 for the quarter and

$306,000 for six months ended September 30, 1997. This increase in expense was to recognize the Company's obligations under its royalty contracts.

Gross margin for the quarter and six months ended September 30, 1997 were negative by $287,000 and positive by $74,000 respectively. This resulted in gross margin being lower than the comparable year ago periods by $1,218,000 and $2,095,000 for the quarter and six months ended September 30, 1997. As a result of the lower revenues, the gross margin was negatively impacted by $678,000 for the quarter and $1,464,000 for the six months ended September 30, 1997. Gross margin was also negatively affected by the increase in the provision for unsalable inventory as a result of the excessive units received from the retail channel returns and their related costs of freight and processing, and the increase in royalty expense mentioned above.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT. Research and development expenses, exclusive of a one time charge for the acquired Theatrix in-process research and development of $2,036,000, were $430,000 for the quarter and $813,000 for the six months ended September 30, 1997. This resulted in an increase in these expenses of $158,000 or 58.1% for the quarter and $7,000 or .9% increase in the six month period ended September 30, 1997, as compared to the respective comparable periods from the previous year. These increases were primarily due to labor costs within the periods for development projects in process. In the last quarter of fiscal 1998, the Company ceased its development efforts on new products. As of fiscal year-end the Company had 7 people in its development staff working primarily on Web site activities and developing derivative products.

MARKETING & SALES. Marketing and sales expenses were $1,081,000 for the quarter and $1,815,000 for the six months ended September 30, 1997, which was an increase of $443,000 or 69.4% and $528,000 or 41.0%, respectively, over the quarter and six months ended September 30, 1996. The Company's sales and marketing expenses increased primarily as a result of the increase in promotional and product credits that the Company was required to pay to its distributors in the retail channel. The Company took action to substantially reduce its marketing and sales expenses later in fiscal 1998, and the majority of these reductions took effect during the latter half of fiscal 1998.

ADMINISTRATION. Administrative expenses were $405,000, for the quarter and $939,000 for the six months ended September 30, 1997. These results showed a reduction of $124,000 for the quarter and $122,000 for the six months ended September 30, 1997, as compared to the respective comparable periods of 1996, due primarily to reduction of operating expenses related to the downsizing of the Company's operating structure.

GOODWILL. The goodwill recognized in the Theatrix merger was written off within the quarter ended September 30, 1997 and is included in the results for the six months then ended. The Company's financial situation indicated an impairment of asset and it was expensed.

OTHER INCOME. Total Other Income was a loss in the quarter of $1,099,000 versus a gain of $88,000 in the quarter ended September 30, 1996, and for the six months ended was a loss of $1,095,000 versus a gain of $908,000 in comparable period of 1996. The principal change in these accounts was the gain in fiscal 1997 on the sale and disposal of assets of $875,000 as opposed to the loss in fiscal 1998 of $1,076,000, which was due principally to the cancellation of equipment leases and reductions of fixed assets in accordance with the headcount reductions within the period. Net Interest and foreign exchange expense was lower by $16,000 for the quarter and $101,000 for the six months ended September 30, 1997, when compared to the same periods of 1996, due the conversion of the subordinate debentures into common stock. The quarter and six months results in the year ago periods had a non-recurring benefit in other income of $127,000 and $153,000 for the quarter and six months ended September 30, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has had operating losses in each fiscal year since its inception and as of March 31, 1998, had an accumulated deficit of $56,130,000 and total stockholders deficit of $5,252,000.

Operating activities for the period ended September 30, 1997 used $2,558,000 in cash. The Company financed its operating activities through the issuance of $869,000 in debt in November, 1997 through January, 1998 and through the Rights Offering in April, 1997 in which the Company raised $2,157,000. At November 5, 1998, cash was $15,000.

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

               Closure of Publisher Services Division                $437,000
               Severance expenses                                     210,000
               Consolidation of facilities and related items          358,000
               Estimated sales returns and price protection           426,000
               Provision for inventory obsolescence                   250,000
                                                                   ----------
                    Total                                          $1,681,000
                                                                   ----------
                                                                   ----------

Revenues and expenses for the fiscal year ended March 31, 1997 included the following items related to entertainment operations and products:

Revenues -
      Sale of rights to certain entertainment products                $580,000
                                                                    ----------
                                                                    ----------

Expenses -
      Victoria studio operating expenses (studio sold in May 1996)    $250,000
      Consolidation of facilities and related items                     48,000
      Estimated sales returns and price protection                     150,000
      Provision for inventory obsolescence                             100,000
                                                                    ----------
          Total                                                        548,000
                                                                    ----------
                                                                    ----------

Other income - net gain on sale and disposal of assets                $875,000
                                                                    ----------
                                                                    ----------

         1996 - 1997 MANAGEMENT ACTIONS

During 1996 and early fiscal 1997, the Company instituted measures to improve operations and cash flows. Specific items accomplished through June 20, 1997 included the following:

-- Appointment of a new Chairperson, President and Chief Executive Officer, Vice President of Marketing and Controller.

-- Reduction of head count by approximately 70% from December 31, 1995 levels and elimination of many part-time, temporary and contract positions.

-- Ceasing publication of new entertainment titles.

-- Closure of the Publisher Services Division.

-- Sale of substantially all of the fixed assets of the Entertainment Division. This included the sale of the studio in Victoria, British Columbia during May 1996 for $1,900,000, of which $500,000 was used to reduce bank borrowings. The gain on the sale of the studio, included in other income in the fiscal year ended March 31, 1997 totaled $897,000.

-- Repayment of the Company's bank borrowings which reached a peak of $2,572,000 in January 1996.

-- Termination of all software development projects through outside developers.

-- Sale in June 1996 of certain entertainment product rights to one of its licensors in consideration for a $430,000 reduction in royalty obligations. Such sale was included as licensing revenue in the fiscal year ended March 31, 1997. The transaction also encompassed the issuance of 8,750 shares of the Company's common stock in consideration of an additional $120,000 reduction in royalty obligations.

-- Sale of other entertainment product rights (included in licensing revenue) for $150,000 in the fiscal year ended March 31, 1997.

         1997 - 1998 MANAGEMENT ACTIONS

During fiscal 1997 and early fiscal 1998, the Company instituted measures to improve operations and cash flows. Specific items accomplished through September 30, 1998, included the following:

-- Acquisition of Theatrix Interactive in August, 1997 to increase the quality and volume of products in the Company's revenue pipeline.

-- Integration and consolidation of companies for better efficiencies and economies of scale with an overall reduction in operational expenditures, including the consolidation of facilities at the Company headquarters in Emeryville, CA; consolidation of manufacturing and warehouse facilities; reduction of marketing commitments and promotional expenditures; and the termination of lease agreements for the Company for other than its headquarters facility.

-- Development of Internet work with the National Football League (NFL) to begin the Company's work on the Internet for children and sports.

-- Restructuring of sales operations from more than 50% concentration on consumer retail sales to less than 20%, with more than 80% redirected toward the educational channel through catalogue sales.

-- Appointment of a new experienced software industry expert as the Chief Executive Officer and President in September 1997.

-- Establishment of a new management and operations team.

-- Development of a debt reduction program for the existing liabilities under the advice of counsel. Completion of this program requires additional capital or debt financing.

-- Settlement of a portion of the Company debt through a Creditor's Meeting held in November 21, 1997 paying vendors under this program $.15 on the dollar for their trade settlements, for an aggregate settlement of $491,000 in prior trade debt.

-- Reduction of headcount from the combined entities of the Company and Theatrix by approximately 75% from the previous fiscal year.

-- Reduction of R & D expenditures, excluding the $2,036,000 write-down of R&D in process from the Theatrix merger, by $125,000 with a shift to more profitable Website development.

-- Termination of all software development projects through outside developers by December 31, 1997.

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

         8% CONVERTIBLE DEBENTURES

In September 1996, the Company privately placed for cash $5,302,000 in 8% convertible subordinated debentures due July 31, 1999. The debentures were convertible into shares of the Company's common stock at the rate of one share for each $11.00 of principal (482,000 shares) plus accrued interest. In addition, the Company issued to each purchaser of the debentures a warrant to purchase one share of common stock for each $40.00 invested or 132,550 shares. Each warrant was exercisable at a price of $13.75 per share until September 1999 (see note 5 of the condensed interim financial statements).

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

RISK FACTORS:

RISKS RELATED TO BUSINESS AND OPERATIONS OF SANCTUARY WOODS

CONTINUED LOSSES; LIQUIDITY. In the three years ended March 31, 1998, March 31, 1997 and December 31, 1995, the Company reported operating losses of $15.8 million, $4.1 million and $18.7 million, respectively, and net losses in each of these years of $16.6 million, $3.7 million and $18.7 million, respectively. There can be no assurances that the Company will cease to incur losses in the foreseeable future, if ever. Continued losses have and will continue to result in liquidity and cash flow problems which have inhibited and will continue to inhibit the Company's ability to develop new products. The Company funded its working capital requirements and capital expenditures during fiscal 1998 through the issuance of senior secured convertible promissory notes to a significant stockholder. See Legal Proceedings and Certain Relationships and Related Transactions. Further sustained losses will necessitate the infusion of additional capital. The Company may seek to raise additional capital through future additional financings that if raised through the issuance of equity securities, will reduce the percentage ownership of the stockholders of the Company. Existing stockholders may experience additional dilution, and securities issued in conjunction with new financings may have rights, preferences and privileges senior to those of holders of the Company's Common Stock. There can be no assurance, however, that additional financing will be available when needed, if at all, or on favorable terms. The failure to obtain additional financing would have a material adverse affect on the Company and may force the Company to seek bankruptcy protection. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In September 1997 after the acquisition of Theatrix Interactive, the Company engaged counsel to develop a program to restructure the Company's debt and develop a program of voluntary liquidation of debt.

     At the same time, a significant stockholder (the "Stockholder") of the Company provided interim financing in the form of a promissory convertible debt instrument to facilitate in the restructuring of the Company going forward and allowed it to continue operations. A debt reconciliation program was devised and a creditor's meeting held on November 4, 1997 to inform the creditors' of the Company's financial status and intent to settle outstanding liabilities.

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

     The Company was only able to reconcile a portion of the debt under this program and as a result, is a party to various claims, threatened litigation and judgments, as outlined below. It is possible that any of these claims could cause the Company to become insolvent and seek bankruptcy protection. However, for the most part, counsel and the Company have been able to continue to work with the majority of the creditors as the Company continues to rebuild its operations.

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

THREATENED LITIGATION AND/OR ADVERSE JUDGMENTS.

     Threatened litigation and/or judgements against the Company fall broadly into the following categories. All of the above described judgement amounts have been accrued for in the Company's financial statements as of March 31, 1998.

     DISTRIBUTORS. Certain companies have been involved in the distribution of the Company's products into the retail consumer channel. Because of the economic challenges, the Company no longer distributes into this channel and the distributors listed below may bring claims against the Company for outstanding inventory, marketing and promotional funds resulting from these activities in prior years:

          The Company was a party to a legal claim for an amount owed to a software distributor. The plaintiff obtained a judgment against the Company in July 1998 for a total of $59,200.33 in principal, interest and fees plus 10% interest per annum. Discussions are ongoing for settlement by counsel.

          The Company has received notice of an action filed against it in June 1998 regarding distribution of the Company's products. The plaintiff in the action is seeking approximately $56,648.23 plus 10% interest per annum, and obtained a default judgement in September 1998, but no damages were specified or awarded at that time.

          The Company was a party to a legal claim for trade debt associated with the distribution of the Company's products. The plaintiff in the matter obtained a judgment in April 1998 for the amount of $51,833.94.

     EQUIPMENT LEASING COMPANIES. The Company had several major equipment leases. Legal action has been taken by one company as follows:

          The Company has been a party to a legal claim of an alleged breach of an equipment lease. The lessor of the equipment obtained a judgment against the Company for approximately $26,294.19 in February 1998.

     SERVICE PROVIDERS. A variety of service providers that did not receive settlement by the Company in December 1997 have taken action as follows:

          The Company was a party to a legal claim for breach of contract with an employment placement agency. The plaintiff obtained a judgment against the Company for approximately $25,540 plus interest and attorneys' fees. The plaintiff has attempted to collect payment by levying on certain of the Company's bank accounts. Most, if not all, of the judgment remains outstanding.

          The Company was a party to a legal claim for services provided. The plaintiff in the matter obtained judgment for $74,469.66 plus interest 1997. The plaintiff has tried to levy various assets of the Company without success.

          The Company has been a party to a legal claim based on an alleged breach of a consulting agreement in 1997. The plaintiff in the matter obtained a default judgment in this matter for approximately $6,935 plus interest of $1.89 per annum and subsequently levied against certain bank accounts of the Company in 1998. It is believed that a substantial portion of the default judgment may have been satisfied through such levies.

     PERSONNEL. The Company has a personnel dispute with the prior CEO and CFO of Theatrix Interactive, Incorporated.

     The Company has been a party to a legal claim for severance payment and vacation accrued. The plaintiffs have obtained judgments for a total of $138,469.62 in January 1998. It is believed that attempts to levy the Company's assets have been unsuccessful to date.

     In addition, there are a number of matters in which litigation has been threatened against the Company. The matters involve approximately 47 parties for claims ranging from $258.84 to $600,000 and have been accrued for in the Company's financial statements.

ITEM 2.  CHANGES IN SECURITIES

   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5.  OTHER INFORMATION

On October 27, 1998, the Company announced in a press release that three of its board members had resigned leaving Dr. Michelle Kraus as the remaining director of the Company. The Company said the resignations did not result from any disagreements with management.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a.    Exhibits.

         27.1  Financial Data Schedule

   b.    Reports on Form 8-K:

         July 21, 1997 (Items 5 and 7 - Other events and exhibits).

         August 12, 1997 (Items 2 and 7 - Acquisition or Disposition of Assets and Exhibits. Note that unaudited pro forma combined condensed financial statements were included in an amendment to the Form 8-K filed on October 5, 1998).




                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SANCTUARY WOODS MULTIMEDIA CORPORATION
                                   (Registrant)



Date:  November 10, 1998         By:  /s/ Michelle Kraus
                                     --------------------------------------
                                          Michelle Kraus,
                                          Chairman, President and
                                          Chief Executive Officer

                              INDEX TO EXHIBITS


EXHIBIT                                                     PAGE

27.1      Financial Data Schedule ......................