Form 10-Q
period 1997-12-31
SANCTUARY WOODS MULTIMEDIA CORP
filed 1998-12-01
CIK 900748

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended December 31, 1997

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

         As of November 11, 1998, 5,193,303 shares of the Registrant's Common Stock, $0.001 par value, and 99,993 shares of the Registrant's Series A Preferred Stock, $0.001 par value, were issued and outstanding.

                     SANCTUARY WOODS MULTIMEDIA CORPORATION
                                      INDEX

                                                                                                               PAGE NO.
PART I.   FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements (Unaudited)
                  Condensed Consolidated Balance Sheets -- As of December 31, 1997 and March 31, 1997................ 3
                  Condensed Consolidated Statements of Operations -- Three and Nine Months Ended December
                      31, 1997 and December 31, 1996................................................................. 4
                  Condensed Consolidated Statements of Cash Flows -- Nine Months Ended December 31, 1997 and
                      December 31, 1996.............................................................................. 5
                  Notes to Condensed Consolidated Financial Statements............................................... 6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................12

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk............................................24

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings.....................................................................................24
     Item 2.   Changes in Securities.................................................................................26
     Item 3.   Defaults Upon Senior Securities.......................................................................26
     Item 4.   Submission of Matters to a Vote of Securities Holders.................................................26
     Item 5.   Other Information.....................................................................................26
     Item 6.   Exhibits and Reports on Form 8-K......................................................................27

SIGNATURES...........................................................................................................27


Sanctuary Woods Multimedia Corporation
Condensed Consolidated Balance Sheet
As of December 31, 1997 and March 31, 1997 (Unaudited)

                                                                                      12/31/97         3/31/97
                                                                                     ----------       ---------
ASSETS
Current assets:
  Cash                                                                              $    96,000    $   102,000
  Accounts receivable, net                                                              408,000        275,000
  Inventories                                                                           336,000        656,000
  Prepaid royalties                                                                           -        198,000
  Prepaid expenses                                                                            -        244,000
  Prepaid offering expenses                                                                   -         91,000
                                                                                   ------------    ------------
    Total current assets                                                                840,000      1,566,000

Property and equipment, net                                                             233,000        462,000
Deferred warrant expense and other                                                       14,000        258,000
                                                                                   ------------    ------------
    Total assets                                                                    $ 1,087,000    $ 2,286,000
                                                                                   ------------    ------------
                                                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                  $ 2,021,000    $ 1,343,000
  Accrued expenses and interest                                                       1,192,000        804,000
  Royalty obligations                                                                   473,000        371,000
  Capital lease obligations                                                             500,000         14,000
  Line of credit                                                                        394,000
                                                                                   ------------    ------------
    Total current liabilities                                                         4,580,000      2,532,000

Convertible notes payable                                                               774,000              -
8% convertible subordinated debentures                                                        -      5,302,000
                                                                                   ------------    ------------
Total liabilities                                                                     5,354,000      7,834,000

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, authorized 5,000,000 shares; $0.001 par value; Series A issued and outstanding 99,993 and nil shares at December 31, 1997 and March
    31, 1997, respectively
  Common stock, authorized 50,000,000 shares; $0.001 par value; issued and outstanding 5,193,303 and 1,171,582 shares at
    December 31, 1997 and March 31, 1997, respectively                                    5,000          1,000
Additional paid-in capital                                                           51,625,000     34,754,000
Accumulated deficit                                                                 (55,145,000)   (39,551,000)
Accumulated translation adjustments                                                    (752,000)      (752,000)
                                                                                   ------------    ------------
    Total stockholders' deficit                                                      (4,267,000)    (5,548,000)
                                                                                   ------------    ------------
Total liabilities and stockholders' deficit                                         $ 1,087,000    $ 2,286,000
                                                                                   ------------    ------------
                                                                                   ------------    ------------

See notes to condensed consolidated financial statements

Sanctuary Woods Multimedia Corporation
Condensed Consolidated Statement of Operations (Unaudited)



                                                             Three Months Ended                         Nine Months Ended
                                                                December 31,                               December 31,
                                                                ------------                               ------------
                                                          1997                1996                 1997                 1996
                                                          ----                ----                 ----                 ----
Net revenues                                          $   557,000         $  1,202,000         $   1,563,000        $  4,298,000

Cost of revenues                                          315,000              312,000             1,247,000           1,239,000
                                                      -----------         ------------         -------------        ------------
Gross margin (deficit)                                    242,000              890,000               316,000           3,059,000

Operating expenses:
    Research and development                              267,000              427,000             3,115,000           1,232,000
    Marketing and sales                                   747,000              997,000             2,562,000           2,284,000
    Administration                                        390,000              781,000             1,329,000           1,843,000
    Write-off of goodwill                                       -                    -             8,142,000                   -
                                                      -----------         ------------         -------------        ------------
      Total operating expenses                          1,404,000            2,205,000            15,148,000           5,359,000
                                                      -----------         ------------         -------------        ------------
Operating income (Loss)                                (1,162,000)          (1,315,000)          (14,832,000)         (2,300,000)

Other income (expense):
   Gain on the forgiveness of debt, net                   356,000                    -               356,000                   -
   Foreign exchange loss                                        -               (1,000)                                   (4,000)
   Interest (expense) income, net                         (25,000)            (148,000)              (43,000)           (263,000)
   Net gain (loss) on sale and disposal of assets               -              (48,000)           (1,076,000)            827,000
   Other income                                             3,000              (26,000)                1,000             125,000
                                                      -----------         ------------         -------------        ------------
      Total other income (expense)                        334,000             (223,000)             (762,000)            685,000
                                                      -----------         ------------         -------------        ------------
Net loss                                              $  (828,000)        $ (1,538,000)        $ (15,594,000)       $ (1,615,000)
                                                      -----------         ------------         -------------        ------------
                                                      -----------         ------------         -------------        ------------
Basic and diluted loss per share                      $     (0.16)        $      (1.32)        $       (4.29)       $      (1.47)
                                                      -----------         ------------         -------------        ------------
                                                      -----------         ------------         -------------        ------------
Shares used in computation of
    basic and diluted loss per share                    5,193,303            1,162,058             3,635,942           1,096,292
                                                      -----------         ------------         -------------        ------------
                                                      -----------         ------------         -------------        ------------

See notes to condensed consolidated financial statements

Sanctuary Woods Multimedia Corporation
Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                                                Nine Months Ended
                                                                                                   December 31,
                                                                                                   ------------
                                                                                             1997                1996
                                                                                             ----                ----
Cash flows from operating activities:
  Net loss                                                                               $ (15,594,000)      $ (1,615,000)
  Depreciation and amortization                                                                147,000            292,000
  Stock option and warrant compensation                                                              -            111,000
  Sale of intellectual property rights in consideration
    for a reduction in royalty obligations                                                           -           (430,000)
  Net loss (gain) on sale and disposal of assets                                             1,076,000           (827,000)
  Write off of research and development purchased                                            2,036,000                  -
  Write off of goodwill                                                                      8,142,000                  -
  Provision for inventories                                                                    453,000                  -
  Changes in assets and liabilities, net of assets and liabilities acquired:
    Accounts receivable                                                                         82,000             (3,000)
    Inventories                                                                                 42,000            500,000
    Prepaid royalties, expenses and other                                                      960,000           (183,000)
    Accounts payable and accrued expenses                                                     (625,000)        (2,653,000)
                                                                                         --------------      -------------
      Net cash used in operating activities                                                 (3,281,000)        (4,808,000)

Cash flows from investing activities:
  Proceeds from sale of assets                                                                       -          1,920,000
  Cash acquired in acquisition                                                                 455,000                  -
  Purchase of property and equipment                                                           (38,000)           (31,000)
                                                                                         --------------      -------------
    Net cash provided by investing activities                                                  417,000          1,889,000

Cash flows from financing activities:
  Proceeds from exercise of warrants                                                                 -            750,000
  Proceeds from issuance of notes, debentures and warrants                                     774,000          5,302,000
  Common stock issued, net of issue costs                                                    2,157,000                  -
  Net repayments on bank debt                                                                  (73,000)        (2,072,000)
  Repayments on long-term debt                                                                       -            (22,000)
                                                                                         --------------      -------------
    Net cash provided by financing activities                                                2,858,000          3,958,000

Effect of exchange rate changes on cash                                                                             6,000

Net increase (decrease) in cash                                                                 (6,000)         1,045,000

Cash, beginning of period                                                                      102,000              8,000
                                                                                         --------------      -------------

Cash, end of period                                                                      $      96,000       $  1,053,000
                                                                                         --------------      -------------
                                                                                         --------------      -------------

See notes to condensed consolidated financial statements

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

In August 1997, the Company acquired 100% of the outstanding shares of Theatrix Interactive, Inc. ("Theatrix"). The Company issued 3,089,203 shares of the Company's common stock in consideration (see Note 7).

On November 4, 1997, Sanctuary Woods and Theatrix proposed a plan of settlement (the "Proposed Settlement") to all their general unsecured creditors (the "Creditors"). The Proposed Settlement excluded a first-priority secured claim of $525,000 due under an arrangement with a bank. In addition, the Proposed Settlement excluded $500,000 in amounts due under software license agreements and $90,000 of amounts due to software fulfillment houses as the licensing and fulfillment houses are necessary to the continued operations of Sanctuary Woods and Theatrix. The Proposed Settlement provided that (1) the Creditors owed less than $50,000, receive a payment of fifteen percent of the aggregate claim on or before December 27, 1997 or seventeen percent of the aggregate claim on or before March 20, 1998 and (2) the Creditors owed more than $50,000, receive seventeen percent of aggregate claims by March 20, 1998. Sanctuary Woods and Theatrix met with the Creditors on November 21, 1997 and requested that the Creditors vote on the Proposed Settlement by December 5, 1997. In December 1997, the Creditors who elected to receive a payment of fifteen percent of the

SANCTUARY WOODS MULTIMEDIA CORPORATION
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


aggregate claims totaling $491,000 were paid an amount totaling $74,000. No other amounts have been paid under the Proposed Settlement. All outstanding trade claims have been included in these financial statements at their face value. The Company's line of credit allowed for borrowings up to $750,000. Borrowings are payable in 36 monthly installments of principal and interest. Interest accrues on the outstanding balance at the bank's prime rate (6.5% at December 31, 1997) plus 1.5% per annum. Borrowings are secured by substantially all of the Company's assets and the agreement requires that the Company comply with certain financial covenants. At December 31, 1997, the Company was not in compliance with certain of these covenants and, accordingly, the outstanding balance as of December 31, 1997 was classified as a current liability in the balance sheet and the Company does not have access to the unused line of credit.

At December 31, 1997, the Company was not in compliance with certain covenants of its capital lease agreements. Accordingly, the outstanding balance as of December 31, 1997 was classified as a current liability in the balance sheet.

In the second quarter of 1998, the Company wrote off goodwill of $8,142,000 (see
Note 7).

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

SANCTUARY WOODS MULTIMEDIA CORPORATION
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


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

SANCTUARY WOODS MULTIMEDIA CORPORATION
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


Accounts receivable consisted of:

                                            December 31,       March 31,
                                               1997              1997
                                            ------------      -----------
      Accounts Receivable                    $1,261,000        $1,210,000
      Less allowance for:
          Doubtful accounts                    (651,000)         (123,000)
          Sales returns and allowance          (202,000)         (812,000)
                                             ----------        ----------
      Accounts receivable, net                 $408,000          $275,000
                                             ----------        ----------
                                             ----------        ----------


4.    INVENTORIES

Inventories consisted of:

                                            December 31,       March 31,
                                               1997              1997
                                            ------------      -----------
      Finished Goods                           $494,000          $489,000
      Raw Materials                             491,000           339,000
                                            -----------       -----------
                                                985,000           828,000
      Less allowance for obsolete,
      slow moving and non-salable
      inventories                              (649,000)         (172,000)
                                            -----------       -----------
      Inventories, net                         $336,000          $656,000
                                            -----------       -----------
                                            -----------       -----------

5.    CONVERTIBLE NOTES PAYABLE

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

During the third quarter the Company borrowed $774,000 under these agreements. In January 1998 the Company borrowed an additional $95,000 for an aggregate balance of $869,000.

In addition, the Company issued a warrant to the note holder for one share of the Company's common stock for each dollar loaned to the Company. The exercise price for each warrant is $0.15. Management ascribed a nominal value to the warrants using a fair value method. As such, no amounts were recorded in the consolidated financial statements to reflect the issuance of the warrants. At December 31, 1997, the Company had issued 774,000 warrants associated with the convertible notes payable. Additional 95,000 warrants were issued in January 1998 associated with the borrowings at that time.

SANCTUARY WOODS MULTIMEDIA CORPORATION
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


6.    COMMON STOCK, CONVERTIBLE SUBORDINATED DEBENTURES, OPTIONS AND WARRANTS

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

At December 31, 1997 there were outstanding options to purchase 140,981 shares of common stock at $2.38 to $24.00 per share and warrants to purchase 2,763,237 shares of common stock at $.15 to $117.88 per share.

7.    THEATRIX ACQUISITION

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

SANCTUARY WOODS MULTIMEDIA CORPORATION
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


$142,000 to the warrant. In addition, the Company recorded a charge of $2,036,000 to write-off in-process research and development acquired in the transaction.

The results of operations of Theatrix are included in the consolidated financial statements of the Company since the date of the acquisition. The unaudited pro forma combined condensed results of operations of the Company and Theatrix for the periods ended December 31, 1997 and 1996, assuming the acquisition had taken place on April 1 of each year, after giving effect to certain pro forma adjustments, are as follows:

             Nine Months Ended:                     December 31, 1997       December 31,1996
                                                    -----------------       ----------------
             Net revenues                                  $1,725,000             $6,337,000
             Net loss                                   $(18,337,000)          $(12,584,000)
             Basic and diluted loss per share                 $(3.57)                $(3.01)

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

Subsequent to the acquisition, in the second quarter of fiscal year 1998, the Company determined that the goodwill recorded in the transaction was impaired and recorded a charge of $8,142,000 to write-off the goodwill. The goodwill was to be amortized over three years. Management determined that the goodwill was impaired and recorded the charge after management developed the plan of settlement with the Company's general unsecured Creditors (see Note 1).

8.    COMMITMENT AND CONTINGENCIES

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

9.    SUBSEQUENT EVENTS

On October 27, 1998, the Company announced in a press release that three of its board members had resigned leaving Dr. Michelle Kraus as the remaining director of the Company. The Company said the resignations did not result from any disagreements with management.

On November 24, 1998, the Company announced that it had added two members to their Board of Directors.

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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
ITEM 1 of this Quarterly Report, the audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 as filed with the Securities and Exchange Commission on October 6, 1998, and Quarterly Reports on Form 10-Q for the three month periods ended June 30, 1997, and for the six month periods ended September 30, 1997 as filed with the Securities and Exchange Commission on August 14, 1997 and November 13, 1998, respectively.

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

In September 1997, the Company retained counsel and adopted a formal plan of voluntary liquidation of debt. Under this plan, approximately 61 of the Company's trade creditors with claims for an aggregate of $491,000 entered into a settlement with the Company pursuant to which the Company agreed to pay $0.15 for every dollar it owed to the trade creditors in full and complete satisfaction of the Company's obligations to them. This resulted in a net gain for forgiveness of debt of $356,000 in the third quarter of fiscal 1998. Subject to available capital, the Company expects to continue its program of debt restructuring and voluntary liquidation of debt for many of the current liabilities which were outstanding at December 31, 1997 in the aggregate of $4,589,000 (see Legal Proceedings section), but it is possible that the creditors could force the Company to initiate insolvency proceedings.

As a result of the impairment to the capital of the business, goodwill of $8,142,000 which was initially capitalized as a part of the purchase price of Theatrix, was written off in the second quarter of fiscal 1998 and accounts for a significant portion of the second quarter fiscal 1998 loss.

In the third quarter of fiscal 1998, the Company continued to restructure its operations, and was able to secure $774,000 in debt financing from Dawson-Samberg Capital Management, Inc. ("DSCM"), a significant stockholder of the Company, in convertible promissory notes which include warrants to purchase 774,000 shares at an exercise price of $0.15 per share. In January 1998 the Company borrowed an additional $95,000, and issued 95,000 warrants related to this debt. Notwithstanding this one-time financing, the Company's capital situation remains unstable, and the Company has not paid its creditors on a timely basis.

As a result of the Company's financial situation, the Company failed to comply with its periodic reporting obligations under the Exchange Act. In July 1998 the Securities and Exchange Commission notified the Company that it must correct its non-compliance with the periodic reporting obligations under the Securities Exchange Act of 1934, as amended. Because of the Company's financial condition, the Company had been unable to hire auditors and other professionals necessary to prepare and file the requisite reports. The Company is currently working to file the delinquent reports by mid November 1998. In order to facilitate this reporting process, DCSM agreed to lend to the Company, on a secured note, certain amounts necessary to pay the costs of professionals and other service organizations necessary to complete the reporting process.

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

RESULTS OF OPERATIONS

NET LOSS

For the quarter and year to date periods ended December 31, 1997, the Company incurred a net loss of $828,000 and $15,594,000 and an operating loss of $1,162,000 and $14,832,000, respectively. This resulted in decreases in operating losses of $153,000 and a decrease of net losses of $710,000 for the quarter. For the nine months ended December 31, 1997 operating losses increased by $12,532,000 and increased in net loss by $13,979,000 which were primarily due to the following items:

                                                                             For the Nine Months
                               December 31, 1997                                    Ended
                               -----------------                             ---------------------
        Write off of goodwill                                                           $8,142,000
        Charge for Theatrix in-process research and development                          2,036,000
        Loss of gross margin due to lower sales                                          1,947,000
        Loss on disposal of fixed assets, versus a gain in the year
        ago periods                                                                      1,903,000
                                                                                       ------------
        TOTAL                                                                          $14,028,000
                                                                                       ------------
                                                                                       ------------

Each of these variances is further discussed below.

NET REVENUES

Net Revenues in for the quarter and nine months ended December 31, 1997 were lower than the quarter and nine months ended December 31, 1996 by $645,000 or 53.7% and $2,735,000 or 63.6%, respectively. Net revenues for the quarter were $557,000 versus $1,202,000 in the same period of the prior year. For the nine month period net revenues were $1,563,000,as compared to $4,298,000 in the prior year. The reduction in revenues was primarily due to lower sales in connection with the Company's decision to focus on sales of educational software programs and shift out of the retail market as well as the volume of returns from retail distributors and promotional credits given by the Company resulting from, and which was exacerbated by, the collapse of the software market during this period. Revenue from website development and maintenance was not material in fiscal 1998 or 1997.

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

COST OF SALES

Cost of revenues for the quarter were $315,000 versus $312,000 in the quarter ended December 31, 1996, which is an increase of $3,000 or 1.0%. For the nine months ended December 31, 1997 cost of revenues were $1,247,000 which were $8,000 or .6% higher than the nine months ended December 31, 1996 of $1,239,000. The primary increase in cost of revenues in both periods was an increase in the Company's expense for royalties of $101,000 for the quarter and

$407,000 for nine months ended December 31, 1997. This increase in expense was to recognize the Company's obligations under its royalty contracts.

Gross margin for the quarter and nine months ended December 31, 1997 were $242,000 and $316,000 respectively. This resulted in gross margin being lower than the comparable year ago periods by $648,000 and $2,743,000 for the quarter and nine months ended December 31, 1997. As a result of the lower revenues, the gross margin was negatively impacted by $478,000 for the quarter and $1,947,000 for the nine months ended December 31, 1997. Gross margin was also negatively affected by the increase in the provision for unsalable inventory as a result of the excessive units received from the retail channel returns and their related costs of freight and processing, and the increase in royalty expense mentioned above.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT. Research and development expenses, exclusive of a one time charge for the acquired Theatrix in-process research and development of $2,036,000 expensed in the second quarter ended September 30, 1997, were $267,000 for the quarter and $1,079,000 for the nine months ended December 31, 1997. This resulted in decreases in these expenses of $160,000 or 37.5% for the quarter and $153,000 or 12.4% in the nine month period ended December 31, 1997, as compared to the respective comparable periods from the previous year. These deincreases were primarily due to labor and overhead costs within the periods for reductions in development projects in process. In the last quarter of fiscal 1998, the Company ceased its development efforts on new products. As of fiscal year-end the Company had 7 people in its development staff working primarily on Web site activities and developing derivative products.

MARKETING & SALES. Marketing and sales expenses were $747,000 for the quarter and $2,562,000 for the nine months ended December 31, 1997, which was an decrease of $250,000 or 25.1% over the quarter ended December 31, 1996 and an increase of $278,000 or 12.2%, over the nine months ended December 31, 1996.
The Company's sales and marketing expenses increased primarily as a result of the increase in promotional and product credits that the Company was required to pay to its distributors in the retail channel. The Company took action to substantially reduce its marketing and sales expenses later in fiscal 1998, which resulted in the favorable decrease of these expenses within the third quarter.

ADMINISTRATION. Administrative expenses were $390,000, for the quarter and $1,329,000 for the nine months ended December 31, 1997. These results showed a reduction of $391,000 for the quarter and a reduction of $514,000, as compared to the respective comparable periods of nine months ended December 31, 1996, due primarily to reduction of operating expenses related to the downsizing of the Company's operating structure.

GOODWILL. The goodwill recognized in the Theatrix merger was written off within the second quarter ended September 30, 1997 and is included in the results for the nine months then ended. The Company's financial situation indicated an impairment of asset and it was expensed.

OTHER INCOME. Total Other Income was a gain in the quarter of $334,000 versus a loss of $223,000 in the quarter ended December 31, 1996, and for the nine months ended was a loss of $762,000 versus a gain of $685,000 in comparable period of 1996. The principal change in these accounts was the gain in fiscal 1997 on the sale and disposal of assets of $827,000 as opposed to the loss in fiscal 1998 of $1,076,000, which was due principally to the cancellation of equipment leases and reductions of fixed assets in accordance with the headcount reductions within the period. Net Interest and foreign exchange expense was lower by $124,000 for the quarter and $224,000 for the nine months ended December 31, 1997, when compared to the same periods of 1996, due to the conversion of the subordinate debentures into common stock. The nine months results in the year ago periods had a non-recurring benefit in other income of $124,000 nine months ended December 31, 1997, respectively.

In addition, the Company realized a net gain from the forgiveness of debt from its aggressive program of debt restructuring of $356,000 in the quarter and nine months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has had operating losses in each fiscal year since its inception and as of March 31, 1998, had an accumulated deficit of $56,130,000 and total stockholders deficit of $5,252,000.

Operating activities for the nine month period ended December 31, 1997 used $3,281,000 in cash. The Company financed its operating activities through the issuance of $869,000 in debt in November, 1997 through January, 1998 and through the Rights Offering in April, 1997 in which the Company raised $2,157,000. At November 5, 1998, cash was $15,000.

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

YEAR 2000 COMPLIANCE

The Company believes that if the Company were to experience any Year 2000 problems, they would occur as a result of problems associated with the Company's software products, problems arising with its internal information technology systems or problems experienced by its third party distributors' reporting systems. The Company's products consist of educational software programs that typically do not rely upon dates for their operation. Accordingly, the Company believes that its products are Year 2000 compliant. Finally, with respect to the Company's internal information technology systems, the Company relies primarily upon prepackaged shrink-wrap software products that the Company believes are either currently Year 2000 compliant or will be Year 2000 compliant in the near future. With respect to the Company's third-party distributors, the Company has not undertaken any assessment of whether these third-party distributors may be adversely affected by any Year 2000 problems. The Company currently does not believe that the distributors of its products will be materially adversely affected by the Year 2000.

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

         8% CONVERTIBLE DEBENTURES

In September 1996, the Company privately placed for cash $5,302,000 in 8% convertible subordinated debentures due July 31, 1999. The debentures were convertible into shares of the Company's common stock at the rate of one share for each $11.00 of principal (482,000 shares) plus accrued interest. In addition, the Company issued to each purchaser of the debentures a warrant to purchase one share of common stock for each $40.00 invested or 132,550 shares. Each warrant was exercisable at a price of $13.75 per share until September 1999 (see note 6 of the condensed interim financial statements).

         CONVERTIBLE PROMISSORY NOTE FINANCING

From November, 1997 through January, 1998, the Company engaged in a convertible promissory financing from its largest shareholder, Dawson-Samberg Capital Management. The monies were allocated to fund operations and repay debt settlements under the Creditor's program of November 1997. For this series of notes, the Company issued 868,858 warrants priced at 15 cents. A permit was filed with the California Department of Corporations on October 29, 1997 for the November notes forward allowing for the usage of a higher interest rate. The subsequent notes were granted at 15% interest.

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

On November 24, 1998, the Company announced that it had added two members to their Board of Directors.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      a.  Exhibits.

          27.1    Financial Data Schedule

      b. Reports on Form 8-K:

                  October 16, 1997 (Item 4 - Changes in Registrant's Certifying Accountant).




                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SANCTUARY WOODS MULTIMEDIA CORPORATION
                                               (Registrant)



Date:  November 30, 1998             By:  /s/ Michelle Kraus
                                         ---------------------------------------
                                              Michelle Kraus,
                                              Chairman, President and
                                              Chief Executive Officer

                                INDEX TO EXHIBITS


     EXHIBIT



27.1                Financial Data Schedule